Form 10-Q
period 1996-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1996-05-20
CIK 1002822

- -----------------------------------------------------------------
- -----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996.

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:

                  ------------------------------
                 Commission file number 0-27094
                 ------------------------------

                  FIRST AMERICAN SCIENTIFIC CORP.
    (Exact name of Registrant as specified in its charter.)

      NEVADA                                       88-0338315
(State of other jurisdiction of                 (IRS Employer
incorporation or organization)                 Identification
No.)


                470 Granville Street, Suite 1122
                   Vancouver, British Columbia   V6C 1V5
 (Address of principal executive offices, including zip code.)

                        (604) 681-8656
      Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   x        NO

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at March 31, 1996 was 8,505,117 shares.

- -----------------------------------------------------------------
- -----------------------------------------------------------------

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.

                     FIRST AMERICAN SCIENTIFIC CORP.
                      (A Development Stage Company)
                              BALANCE SHEET
                   Unaudited - See Notes to Financials

                                                   March 31, 1996

ASSETS
     Bank                                          $      36,850


Other Assets
     Technology license                                  675,000
     Ultrasound equipment                                789,388
     Leasehold Improvements                                5,476
     Security deposit                                      8,510
                                                    ____________

                                                   $   1,515,224
                                                    ============

LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
     Accounts payable                              $      23,857
     Loan payable                                        274,141
     Equipment agreement payable                         127,000


Stockholder's Equity
     Common stock - $.001 par value
     50,000,000 shares authorized
     8,505,117 shares issued                               8,505

     Additional paid in capital                        1,400,818

     Deficit accumulated during
       the development stage                            (319,097)
                                                     ___________

     Total Stockholder's Equity                        1,090,226

                                                    $  1,515,224
                                                    ============

See accompanying notes to financial statements.

                     FIRST AMERICAN SCIENTIFIC CORP.
                      (A Development Stage Company)
                STATEMENT OF LOSS AND ACCUMULATED DEFICIT
             For the period from inception (April 12, 1995)
                         through March 31, 1996
                   Unaudited - See Notes to Financials



                                             Cumulative during
                                                development
                                            stage from inception
                                           April 5, 1995 through
                                               March 31, 1996


INCOME                                         $          0


OPERATING EXPENSES                                  319,097
                                                ___________

NET INCOME (LOSS)                              $   (319,097)
                                                ===========

NET INCOME (LOSS) PER SHARE                    $      (0.04)
                                                ===========


The Company is in the development stage and has not commenced operations.

See accompanying notes to financial statements.

                     FIRST AMERICAN SCIENTIFIC CORP.
                      (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
            April 12, 1995 (Inception) through March 31, 1996
                   Unaudited - See Notes to Financials

                                           Additional
                          Common Stock       Paid-in     Retained
                       Shares     Amount     Capital     Earnings

Balance
 Inception 5/12/95          0     $    0     $     0     $     0

Add:
Sale of 6,000,000   6,000,000      6,000      94,000           0
 shares on 5/2/95,
 for $100,000 cash.

Sale of 250,000       250,000        250     174,750           0
 shares on 6/22/95
 for $175,000 payment
 on license agreement.

Sale of 600,000       600,000        600     269,400           0
 shares on 9/18/95
 for $270,000 cash.

Sale of 200,000       200,000        200      99,800           0
 shares on 10/20/95,
 in lieu of $100,000
 management contract
 payment.

 Sale of 380,717      380,717        381     170,942           0
 shares on 3/25/96,
 in settlement of
 debt conversion
 for Canadian and
 U.S. dollar loans.

Private placement      74,400         74      92,926           0
 Sale of 74,400
 shares at $1.25U.S.

Sale of 1,000,000   1,000,000      1,000     499,000           0
 shares on 2/29/96
 regarding purchase
 of Gypsum SDM and
 related technology,
 per agreement.


                     FIRST AMERICAN SCIENTIFIC CORP.
                      (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
            April 12, 1995 (Inception) through March 31, 1996
                   Unaudited - See Notes to Financials

                              con't

                                           Additional
                          Common Stock       Paid-in     Retained
                       Shares     Amount     Capital     Earnings

Net Loss for the                                         319,097
 period             _________     ______   _________    ________

Balance, 3/31/96    8,505,117     $8,505  $1,400,818   $(319,097)
                    =========      =====   =========    ========

See accompanying notes to financial statements.

                     FIRST AMERICAN SCIENTIFIC CORP.
                      (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
            April 12, 1995 (Inception) through March 31, 1996
                   Unaudited - See Notes to Financials

                                             Cumulative during
                                           development state from
                                             Inception (04-12-95)
                                               through 03-31-96

CASH FLOWS PROVIDED (USED) IN OPERATIONS
     Net Income (loss)                              $   (319,097)
     Adjustment to reconcile net loss
     to net cash used by operating:                       23,857
                                                     ___________
       Increase in accounts payable                     (295,240)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
     Payments for technology license                    (525,597)
     Payments on license agreement                      (150,777)
                                                     ___________

                                                        (971,614)
                                                     ___________

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
     Proceeds from sale of stock                         785,235
     Proceeds from loan agreement                        223,229
                                                     ___________

                                                       1,008,464
                                                     ___________

     NET INCREASE IN CASH                           $     36,850
                                                     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
      Interest                                      $          0
       Income tax                                   $          0

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
     A payment on the technology license of
     $175,000 was made by issuing 250,000
     shares of common stock.
     A payment on the management contract of
     $100,000 was made by issuing 200,000
     shares of common stock.

See accompanying notes to financial statements.

                FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         March 31, 1996
              Unaudited - See Notes to Financials

NOTE 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES.

Organization

The First American Scientific Corp. was incorporated on April 12, 1995, under the laws of the State of Nevada. The Company has adopted a year ending on June 30. The Company was organized to become the manufacturer of rubber powder for industrial fillers.

Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

     Newly formed company with no operation history and minimal assets.

     Limited funds available for expansion or operations.

The Company is considered to be in the development stage as defined in Statement of Accounting Standards No. 7. There have been no operations since incorporation.

Summary of Significant Accounting Principles

The ultrasound equipment will be depreciated over a fifteen year life. The technology license will continue for ninety-nine years but will be amortized over the estimated economic life of fifteen years. Depreciation and amortization will begin when the equipment is placed in service. Organization costs were expenses when paid.

NOTE 2.  TECHNOLOGY LICENSE

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. for the worldwide license to its Sonic Disintegration Equipment as it relates to rubber and glass recycling and disposal and is for a period of ninety-nine years. The purchase of this license and one SDM Machine was $550,000 and values the license rights at $250,000. Since this initial agreement, modifications were made to the first SDM bringing its cots to $439,388, at March 31, 1996. This equipment is now ready to be put into service. All loans in regard to the license right and the first machine have been fully retired. A second machine to be used in processing of gypsum materials has been delivered and is ready for production.

                FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         March 31, 1996
              Unaudited - See Notes to Financials

NOTE 2.  TECHNOLOGY LICENSE con't

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its Ultrasound Equipment as it relates exclusively to gypsum disintegration, disposal, recycling remanufacturing or manufacturing ("disintegrate") using used or new raw materials. The purchase price of this license and one SDM Machine for gypsum was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000. There is a balance of $127,000 still owning at March 31, 1996, and the machine is ready for production.

NOTE 3.  OFFICES AND EMPLOYEES

The Company owns no real property. It leases 1,000 square feet of office space at Suite 1122, 470 Granville Street, Vancouver, British Columbia V6C 1V5 from L.C.M. Equities Inc. The current lease is unwritten and is month to month. As well, the Company leases 3,000 square feet of plant space at 450 Vanguard Road, Richmond, British Columbia, V6X 2P4 from Spectrasonic Corp., pursuant to a written lease agreement dated December 1, 1995.
The lease is for a three year period commencing December 1, 1995 and ending November 30, 1998. Monthly rental is $2,775 per month for the first two years, and increases 10% in the third year.
The Company currently has no full-time employees.

NOTE 4.  TRANSLATION OF FOREIGN CURRENCY

The balance sheet as of March 31, 1996 is reported in U.S.
dollars. The conversion rate used is one Canadian dollar equal to $0.74U.S. dollar. The cumulative translation adjustment is calculated as follows:

          Total Canadian funds received      $   772,633
          Converted to U.S. dollars
          ($1.00 CAN is equal to $0.74 U.S.)     571,748
                                              __________

          Cumulative translation adjustment  $   200,885

Common stock issued for the payment on the license agreement was recorded in U.S. dollars and no translation adjustment was required.

                FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         March 31, 1996
              Unaudited - See Notes to Financials

NOTE 5.  STOCKHOLDERS' EQUITY

Common Stock

All shares of stock issued have been paid for in cash or property. All shares have been adjusted for the 6 for 10 reverse stock split on August 14, 1995.

NOTE 6.  MANAGEMENT CONTRACT

The Company has engaged Westmoreland Capital Corp. located at Suite 1400, 1500 Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6, to supply management services to the Company.
The consideration for the services to be supplied by Westmoreland is 650,000 "restricted" shares of common stock; 200,000 shares valued at $100,000 were issued on October 20, 1995, 225,000 shares with an aggregate value of $112,500 are due within 30 days of the fabrication of the first Sonic Disintegration Micronizer and installation of the Sonic Disintegration Micronizer in an operational plant capable of commercial production of at least two tons per hour, for an eight hour shift for ten consecutive days of operation, and, 225,000 shares with an aggregate value of $112,500 are due upon the Company having been operating for three months with positive cash flow, wherein revenue exceeds expenses before taxes. Westmoreland shall also receive $0.005 U.S. per pound for all rubber powder produced, sold and paid for pursuant to the Spectrasonic Licensing Agreement.

NOTE 7.  STOCK COMPENSATION PLANS

The Company has adopted a consultant and employee stock compensation plan. The total number of shares included in the Plan is 350,000. Any shares issued as a result of the exercise of options thereunder will be "restricted securities." No options have been issued. Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribed, amend and rescind rules and regulations relating to the plan. The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan for 1,000,000. To date there has been no allotment of this to eligible directors and officers.

                FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Company)
               NOTES TO THE FINANCIAL STATEMENTS
                         March 31, 1996
              Unaudited - See Notes to Financials


NOTE 8.  RELATED PARTY TRANSACTION

Spectrasonic Corp. (see note 2 above) and Westmoreland Capital
Corp. (see note 7 above) are owned and controlled by John Sand and John Martin, each of whom own 50% of the outstanding common stock of each entity.

NOTE 9.  IMPAIRMENT OF LONG-LIVED ASSETS

Management of the Company intends to review annually events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Statement of Financial Accounting Standard No. 121 will be applied to long-lived assets for the year beginning after December 31, 1995.

NOTE 10.  EARNINGS (LOSS) PER SHARE

The shares issued as at March 31, 1996 amounted to 8,505,117 shares. The net loss for the period from inception (April 12, 1995) through March 31, 1996 amounted to $(319,097).
Accordingly, the net loss per share as of March 31, 1996 is $(0.04) per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULT OF OPERATIONS.

Liquidity and Capital Resources

The Company is considered to be in the development stage as defined in Statement of Accounting Standards No 7. There have been no operations since incorporation on April 12, 1995 and all funds required to maintain liquidity have been raised through sale of stock and loans. The Company will continue to raise funds from sale of stock and a private loan agreement with LCM Equity Inc. until it becomes operational. It is anticipated that operations will commence in July, 1996.

Results of Operations

The initial technology acquired by the Company involved the processing of crumb rubber and reducing it to a very fine powder. The technology was detailed in the previous filing of quarterly results. In February, 1996, the Company entered into another technology agreement whereby it has acquired the right to exploit, develop, use, manufacture, market, distribute and sell ultrasound equipment developed by Spectrasonic Corp as it relates to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing used or new materials. Payment in the amount of $275,000 U.S. has been made, with $127,000 being paid in April, 1996. In addition, there has been 1,000,000 common shares of First American issued at a price of $0.50 U.S. each for an additional consideration of $500,000 U.S. All technology acquired to date is fully paid for.

As at March 31, 1996, the Loan Agreement with LCM Equity Inc has resulted in a total of $171,323U.S. in loans being converted to common stock. All conversions are the result of a Loan Agreement dated October 30, 1995 wherein LCM Equity has conversion rights.

The Company has sufficient liquidity to meet all obligations and will have sufficient liquidity to commence operations in July, 1996. The delay from April to July, 1996, in commencement of operations will allow the Company sufficient time to install a machine for the processing of gypsum. It is planned that this operation will open in Bakersfield, California, July 1, 1996. The Company continues to refine the technology re processing of crumb rubber and expects it to be operational in July, 1996 as well.

To March 31, 1996, the Company has issued a total of 8,505,117 common shares for a total capitalization of $1,409,323U.S. In addition to common stock issued as described above, common stock was also issued for a private placement of $93,000U.S. resulting in the issuance of 74,400 common shares.

The Company now owns 2 SDM Machines, one for processing rubber and one for processing of gypsum. The Company intends to install at least one SDM Machine and probably two machines in Bakersfield for the processing of gypsum and related products.

The Statement of Expense for March 31, 1996 totals $319,097 for a recorded loss per common share of $0.04 per share. Included in expenses is the amount of $100,000 paid to Westmoreland Capital for management services. This payment was effected by the issuance of 200,000 common shares at $0.50 per share. There has been no depreciation claimed to date, as the policy of the Company is to commence depreciation on equipment once production proceeds. Expenses incurred to date are primarily related to start up expenses, being legal, accounting and other professional services, and the Company expects that expenses will be minimal leading up to the start of production.

Inflation

Inflation has not been a factor in the start up costs incurred by the Company. The Company has no revenues to date, and the minor rates of inflation have had no effect on the process of assembling equipment and facilities for production.

Foreign Operations

The Company has a rented facility in Vancouver, B.C. Canada, wherein it proposes to process crumb rubber into fine powder. It also intends to use this facility as a research facility for continuing development of the technology and its applications. The Company has obtained registration to do business in British Columbia but to date, has not formed a wholly owned subsidiary.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 17th day of May, 1996.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY: /s/ Jack Lovelock, Chief Executive Officer and a member of the Board of Directors.

BY: /s/ Robert G. Dinning, Secretary/Treasurer, Chief Financial
Officer and a Member of the Board of Directors.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule