Form 10-K
period 1996-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1997-03-25
CIK 1002822

                                             FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - June 30, 1996
     OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                      Commission file number 0-27094

                      FIRST AMERICAN SCIENTIFIC CORP.
            (Exact name of Company as specified in its charter)

Nevada                                  88-0338315
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)


                           470 Granville Street
                                Suite 1122
                   Vancouver, British Columbia   V6C 1V5
     (Address of principal executive offices, including postal code.)

                              (604) 681-8656
           (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered

     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

     Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class

     None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES [   ]   NO [ x ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of March 10, 1997 was 11,121,333.


                    Documents Incorporated by Reference

1. Form 10, SEC File No. 0-27094 filed with the Securities and Exchange Commission on October 26, 1995.

2. Form 10-Q filed with the Securities and Exchange Commission for the period ending March 31, 1996.

3. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996.

4. Solicitation of Consent of Shareholder Statement, sent to shareholders on or about July 15, 1996.

5. Form 8-K filed with the Securities and Exchange Commission on or about September 25, 1996.

                                  PART I

ITEM 1.   BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "Company") is a development stage enterprise formed under the laws of the State of Nevada on April 12, 1995, to produce finely ground rubber powder. In April 1996, the Company changed its direction and decided to concentrate its efforts on the production of extremely fine grades of gypsum, lime, and sulphur magnesium that could be distributed through automated irrigation systems in the San Joaquin Valley of California.

     The Company has not generated any revenues from the operation of its business. The Company has no subsidiaries or proposed subsidiaries and has not and is not a party to any merger or acquisition.

     The Company entered into three licensing agreements with Spectrasonic Corp., ("Spectrasonic"), a British Columbia corporation whereby Spectrasonic granted to the Company exclusive licenses to exploit, develop, use, manufacture, market, distribute and license the Sonic Disintegration Micronizer ("SDM") for all applications.

     On October 15, 1995, the Company and Strategic International Inc. ("SII"), a Bahamian corporation entered into a royalty agreement whereby the Company agreed to pay SII a perpetual royalty of $0.015 per pound on all glass or rubber produced pursuant to the agreement with Spectrasonic. The royalty is being paid to SII for introducing the Company to Spectronic.

Proposed Business

     The Company is capable of producing extremely fine powders (MICROFINE
Tm) comparable to talcum powder from a wide variety of recycled and raw materials using the SDM. The SDM utilizes kinetic energy and standing sound waves in an anaerobic environment to disintegrate materials and then to air-classify them. Air classification is a process by which a stream of air is adjusted to separate a preselected sizes of raw materials. The SDM equipment is capable of reducing raw materials to a minimum of 100 mesh in a single application. Mesh is a standard term for definition of particle size. The higher the number, the smaller the particle. For example, 10-15 mesh resembles ground pepper while 100-200 mesh is similar in size to talcum powder.

     In April 1996, the Company decided to delay further production of rubber powders and concentrate on the production of fine ground solution grade soil amendment minerals ("Amendments") such as gypsum, lime, and sulphur magnesium that can be distributed through automated irrigation systems. The Company found that there was a significant demand for such

Amendments in the San Joaquin Valley of California.

     The San Joaquin Valley ("Valley") is a primary agricultural area which produces cotton, citrus, vegetables, stone fruit, grapes and grains. The growers in the Valley rely heavily on water from the Sierra Mountains. The water, however, has a high sodium content which, along with other minerals contained therein, tends to compact the soil. As a result, plants have difficulty absorbing water from such soil. Accordingly, there is a significant demand for solution grade soil amendments minerals, such as gypsum, lime, and sulphur magnesium, which reduce the compacting effect of the soil and thereby allow the plants to absorb more water and thus reduce the cost of irrigation. In the past the Amendments have been added by mixing the same directly with the soil and then adding water to the soil. The Company's powder Amendments can be added to the water supply and then disbursed through the irrigation system. This process is less expensive than adding the Amendments directly to the soil and more efficient. The Amendments must be in a fine powder form in order to stay suspended in water and not clog the sprinkler heads.

     The Company has determined that gypsum is the most efficient Amendment and therefore has decided to concentrate on micronizing it and adding it to the water supply. The Company has negotiated an exclusive fifteen year contract to acquire gypsum located in Blyth, California. The gypsum will be removed from a mine sight and transported by rail from the mine sight to the Company's operations in Bakersfield, California. After the gypsum is micronized to the correct powder size, it is transported by truck to the irrigation sight and added to the irrigation system.

     The Company has leased plant space in Bakersfield, California for the operation of an SDM. The plant is designed to accommodate two SDMs along with a necessary bulk feed system, hoppers, conveyor, and a bagging system. The total capital costs of this plant are in excess of US$1,300,000 which has been financed by the private sale of common stock and loans. At the present time, no SDMs have been delivered to the Bakersfield plant and the plant is currently not in operation.

     When full production commences, which is estimated to be in February 1997, the plant will be capable of producing ten tons of gypsum powder per hour. Depending on the length of shifts, production can range from 3,000 to 6,000 tons of gypsum per month.

The SDM

     Currently the Company owns two SDMs, both located at the Richmond, British Columbia research facility. The SDM was developed and is licensed to the Company by Spectrasonic. The Company has also leased facilities at 4500 Vanguard Road, Richmond, British Columbia, Canada V6X 2P4. One SDM used for testing micronization of additional products, including, rubber, glass, limestone, gypsum, sulphur, dolomite, and other minerals such as phosphates and nitrates. The second SDM is used for testing of biosolids (sludge) and other industrial minerals.

Summary of Exclusive Agreement with Spectrasonic

     On June 22, 1995, the Company entered into an Exclusive License Agreement with Spectrasonic. The contract is for a period of 99 years. Spectrasonic has developed and is the sole proprietary owner of all of the proprietary rights to the SDM. Spectrasonic has not made any patent applications as of the date hereof and has further advised the Company that:
"Applications for protection of assets of Spectrasonic under laws for the protection of intellectual property in Canada, the United States of America, and any other country in which Spectrasonic does business will be made at such time as Spectrasonic shall determine is in its best interests."

     Under the terms of the foregoing agreement, Spectrasonic granted to the Company the exclusive license to develop, market, manufacture, distribute and sell the equipment, technology, products and services worldwide using the Spectrasonic Sonic Disintegration equipment, technology and methodology as it relates to rubber and glass disposal. Although the Company has the foregoing rights as they relate to rubber and glass, it is the intention of the Company not to continue processing rubber and does not intend to exercise that right as it pertains to glass.

     The total contract price for the license is US$550,000. The Company issued 250,000 of its common shares to Spectrasonic at an aggregate value of US$175,000. In addition, the Company was obligated to make the following payments in Canadian funds, which have been converted to U.S. funds herein (CAN$1.00 CAN = US$0.75). U.S. funds: (a) $75,000 upon execution which was paid; (b) $112,500 within an additional sixty (60) days which was paid; (c) $75,000 within an additional ninety (90) days which was paid; and (d) $112,500 by March 31, 1996 which was paid. There are no other payments due under the exclusive license. Payments were made from the proceeds of financing, with the exception of the November 30, 1995 payment which was made with borrowed funds. The March 31, 1996 was made from shareholders loans.

     The Company valued its stock, for the purpose of the foregoing Spectrasonic transaction, at US$0.50 per share. The foregoing price was agreed to between the parties after arm's length negotiation. As part of the negotiations, it was the intention of the Company to issue post-split commons shares, however, the shares were issued prior to the reverse split and accordingly, the 250,000 shares equated to only 150,000 post-split shares.
As a result the Company was obligated to issue an additional 100,000 shares of common stock which it did on September 18, 1995.

     On February 22, 1996, the Company entered into a second License Agreement with Spectrasonic for a period of ninety-nine (99) years whereby the Company acquired the exclusive rights to exploit, develop, use, manufacture, market, distribute and sell SDM equipment as it relates to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing, using used or new raw materials. The total contract price for the foregoing license is US$775,000 consisting of the issuance of 1,000,000 shares of common stock at US$0.50 per share each, for a total of US$500,000 and cash payments totaling US$275,000, all of which have been paid. This agreement is exclusive except for one operator located in state of Washington. The Washington operator will not have any significant impact on the operation of the Company.

     On May 17, 1996, the Company entered into a third Licensing Agreement with Spectrasonic wherein it acquired the world wide rights to all materials not covered by the previous two agreements. This Licensing Agreement covers disintegration, disposal, recycling, remanufacturing or manufacturing of new and used materials using the SDM technology. One Canadian operator has a license which covers feed and fertilizer, however, his license will not have a significant impact on the operation of the Company. This license is for a period of ninety-nine (99) years and the total consideration is US$1,250,000 consisting of 1,000,000 shares of common stock at US$0.50 per share for a total of $500,000 and CAN$1,000,000 (US$740,000) which was due by January 2, 1997. The Company has paid US$166,500. The Company has entered into a modification of the forgoing agreement whereby the balance of the funds due has been deferred to March 31, 1997.

Market

     The Company believes that its geographical market will be initially limited to the state of California. The total cropland in the state of California is over eleven million acres of land with 8.6 million acres irrigated. The average agricultural usage is two tons of gypsum per acre of irrigated cropland per year.

Competition

     The Company completes with other producers of gypsum and gypsum powder who have superior financial and manufacturing capabilities. Because the demand for gypsum in California is great, the Company believes that superior competition will not effect the Company's operations.

     Western Gypsum and U.S. Gypsum are established companies in the industry with greater financial resources than the Company. Western Gypsum's mill is located in Nevada and its mine is located in the northeastern corner of Arizona. It also incurs additional shipping costs being over 300 miles from the San Joaquin Valley. U.S. Gypsum is primarily in the wallboard and plaster market with the agricultural industry as a tertiary market.

Advantages/Disadvantages

     The Company believes that the advantages of its operation include: 1) The location of the Company's plant in relation to the San Joaquin Valley; 2) the ability of produce fine ground gypsum that can be disbursed through the irrigation system as opposed to being manually mixed with the soil; 3) more favorable prices to purchasers; and 4) the ability to procure other solution grade minerals such as limestone, dolomite, and sulphur magnesium.

     The Company believes that the disadvantages of its operations include:
1) An unproven start-up corporation that has not generated any revenues or sales of its products.; 2) the need for additional financing; and, 3) the Company has not entered into any agreements with anyone to purchase its Amendments.

Company's Office

     The Company's corporate offices are located at 409 Granville Street, Suite 303, Vancouver, British Columbia, Canada V6C 1T2 and its plant facility is located at 4500 Vanguard Road, Richmond, British Columbia, Canada V6X 2P4. The Company's Vancouver, British Columbia telephone number is (604) 681-8656.


     The Company has also leased space at 4100 Burr Street, Bakersfield, California 93308 for its San Joaquin Valley operations.

Employees

     The Company currently has two employees other than its Officers and Directors. See "Management." Management of the Company has also engaged consultants, attorneys and accountants as necessary to aid in its operations.

     The Company previously engaged Westmoreland Capital Corp. ("Westmoreland") located at Suite 1400, 1500 Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6 to supply management services to the Company in connection with the operation of its plant. The Company and Westmoreland mutually rescinded the foregoing agreement. The Company has paid Westmoreland issued 200,000 shares of common stock in full satisfaction of the foregoing agreement.

Other Agreements

     The Company entered into a loan agreement with L.C.M. Equity, Inc. ("LCM") of Vancouver, British Columbia, Canada on October 30, 1995 to provide a line of credit up to a maximum of $600,000 CAN for a period of one year. Interest is payable at the rate of 10% per annum, calculated semi-annually, not in advance. LCM has the option to convert its accumulated debt into common shares of the Company at a price of CAN$0.60 per shares. If conversion takes place prior to April 30, 1996, then no accrued interest shall be paid. Should conversion take place between May 1, 1996 and October 30, 1996, then accrued interest will be added to the debt outstanding that will converted to those shares. As of January 21, 1997, the Company had converted all loans outstanding under this agreement and paid no interest.

     The Company has an additional loan agreement with LCM wherein LCM has agreed to loan the Company up to US$500,000 by way of a revolving line of credit. The line of credit is available until February 16, 1997 at which time it will terminate. Interest is payable at an annual rate of 9% per annum, calculated semi-annually not in advance. LCM has the option of converting some or all of its accumulated debt to common shares of the Company at a price of US$0.45 per share. At June 30, 1996, the loan balance outstanding was US$274,141. In July 1996, loans totaling US$201,449 were converted to common shares per the foregoing formula leaving a balance outstanding of US$72,692. LCM has advised the Company that it intends to convert the balance of its loans outstanding to common shares in the near future.

     On April 30, 1996, the Company entered into loan agreement, with Knowlton Capital Inc. ("Knowlton"), a proprietorship carrying on business in the Province of Quebec, and having its offices at 329 Brill Road, Foster, Quebec J0E 1R0. This agreement called for Knowlton to provide financing up to US$800,000 with interest at 10% per annum. This agreement will terminate on the earlier of a Preferred Share Financing or December 31, 1996. The lender has the option of extending this loan to June 30, 1997 with interest being 3% over CIBC bank prime at January 1, 1997. Knowlton also has the option of converting any amount of the loan outstanding to common shares at US$0.75 per share. Knowlton can secure the loan with a collateral mortgage on the Bakersfield plant assets if it chooses. As of the date hereof, Knowlton has elected to extend the obligation and as a result this loan agreement will not expire until June 30, 1997. The balance due and owing at December 31, 1996 was $769,737.

     The Company entered into an agreement July 26, 1996 with Eco Solutions LLC and Pacific Gypsum Products Inc, whereby the Company acquired exclusive rights to Gypsum used for Agricultural purposes from the mine site at Blythe California for fifteen (15) years.

Recent Sales of Unregistered Securities

     On May 2, 1995, the Company sold 6,000,000 post-split shares
(10,000,000) pre-split shares ) of its common stock in consideration of $100,000 in cash to 12 individuals in the Republic of the Philippines pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended. The sales of the foregoing shares in the Republic of the Philippines was in accordance with Philippines laws and regulations.

     On June 22, 1995, the Company sold 150,000 post-split shares (250,000 pre-split shares) of its common stock to Spectrasonic as partial consideration for the execution of the exclusive licensing agreement. (See "Item 1 - Summary of Exclusive Agreement with Spectrasonic"). The shares were valued at 4175,000. The sale of the foregoing securities was made pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended.

     On August 14, 1995, the Company effected a 6 for 10 reverse stock-split.

     On September 18, 1995, the Company issued 600,000 shares of common stock to two individuals who were residents of the Republic of the Philippines in consideration of $270,000 in cash. The foregoing individuals were not affiliates of the Company, Spectrasonic, or Westmoreland. The sale of the foregoing stock in the Republic of the Philippines was in accordance with Philippine laws and regulations. On the same date the Company issued an additional 100,000 shares of common stock to Spectrasonic in consideration of $50,000. The foregoing shares were sold pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended.

     On October 20, 1995, the Company issued 200,000 "restricted" shares of its common stock to Westmoreland Capital Corp, a British Columbia corporation as partial consideration for the execution of its agreement to supply management services, pursuant to Reg 701 promulgated under the Securities Act of 1933, as amended. See "Item 1 - Employees". The 200,000 shares were valued at $100,000.

     On February 29, 1996, the Company issued 1,000,000 "restricted" shares of its common stock to Spectrasonic as partial consideration re License Agreement, Gypsum, dated February 22, 1996. The shares were valued at $0.50 per share for a total consideration of $500,000.

     On March 20, 1996, the Company issued 74,400 shares of its common stock to Astaire & Partners, in London England. The shares were valued at $1.25 per share for a total consideration of $93,000. The shares were issued pursuant to a private placement.

     On March 25, 1996, the Company issued 380,717 shares of its common shares to LCM Equity Inc, in settlement of debt conversion, at $0.45 per share for a total consideration of $171,323.


ITEM 2.   PROPERTIES.

     The Company owns no real property. It leases 1,000 square feet of office space at #303 - 409 Granville Street, Vancouver, British Columbia V6C 1T2, from LCM Equities, Inc. The cost of the space, plus any administrative costs, is approximately $1,000 per month. The lease is verbal and is on a month-to-month basis.

     The Company leases 3,000 square feet of plant space at 4500 Vanguard Road, Richmond, British Columbia V6X 2P4, from Spectrasonic Corp., pursuant to a written lease agreement dated December 1, 1995. The lease is for a three year period commencing December 1, 1995 and ending November 30, 1998.
Monthly rental is CAN$2,000 per month (US$1,500) for the first two years and CAN$2,250 per month (US$1,650) for the last year.

     The Company leases industrial land at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. The lease is for twelve months, commencing April 15, 1996 and expiring April 14, 1997. The land consists of 100,000 square feet. The rent for the premises is US$2,000 per month with a security deposit of $2,500.

     The Company owns two SDM machines at June 30, 1996. The first SDM was acquired as part of its licensing agreement with Spectrasonic Corp. In the original purchase price of $550,000 in cash and stock, the amount of $300,000 was allocated to the cost of the SDM. In the fiscal period ending June 30, 1996, an additional $140,000 was expended on this SDM as part of its developing research and development. This SDM machine is located in the Richmond, British Columbia research and development center and will be used for the processing of rubber. The second SDM machine was acquired during the year and its capital cost, including modifications, is $423,000. This machine will be used in the processing of industrial minerals in California. It is presently in Richmond, British Columbia

     The Company has other fixed assets at its proposed Bakersfield plant. These assets, totaling $136,000 consist mainly at this date, of hoppers, bagging equipment, electrical paneling and general site preparation, including paving, construction of a building and general storage bins.


ITEM 3.  LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following two proposals were submitted to the Company's shareholders by proxy on July 15, 1996:

          Proposal No. 1. Amend the Company's Certificate of Incorporation to create a new class of stock consisting of 5,000,000 shares, $0.001 par value, of Non-voting, Cumulative, Convertible Preferred Stock and 20,000,000 shares, $0.001 par value, Class B Common Stock. Further, reclassify its existing Common Stock and Class A Common Stock.

          Proposal No. 2. Change the name of the Company from First American Scientific Corp. to Microsonics International Corporation.

     Both proposal passed, however, the Articles of Incorporation have not been amended to reflect the foregoing.

                                  PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     At June 30, 1996, the Company had 280 shareholders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

     The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol FASC. The table shows the high and low bid of the Company's Common Stock since February 29, 1996, when the Company's securities began trading.

          Quarter Ended                 Bid
     1996                          High      Low
          March 31, 1996           2 1/8     1 5/8
          June 30, 1996            1 29/32   7/8


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Statement.

Statement of Operations and Accumulated Deficit Data:

                                        04/12/95       04/12/95
                         Year ended     (inception)    (inception)
                         06/30/96       thru 06/30/95  thru 06/30/96
Income Statement:
     Income              $         -    $      -       $         -
     Operating Expenses  $   473,369             52        473,421
     Net Loss            $  (473,369)   $       (52)   $  (473,421)
     Net Loss per share  $     (0.06)   $      0.00    $     (0.07)

Balance Sheet Data:
     Working Capital     $ 1,987,273    $  (525,052)   $ 1,987,273
     Total Assets        $ 2,923,278    $ 1,039,948    $ 2,923,278
     Long-term debt      $       -0-    $       -0-    $       -0-
     Shareholders'
       Equity            $   935,902    $   274,448    $   935,902



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations - Inception (April 12, 1995) through June 30, 1996

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation with the exception of raising capital, entering into license agreements with Spectrasonic Corp., entering into a royalty agreement with Strategic International, Inc., construction of an operating plant in Bakersfield for processing of industrial minerals, and entering into loan agreements with LCM Equity, Inc. and Knowlton Capital.

     The Company intends to complete construction by October 1996 and commence operations November 1, 1996. The Company recognizes that there will not be adequate funds to satisfy its cash requirements for the next twelve months. The Company recognizes that it will have to obtain additional cash through the issuance of debt or equity securities. The Company entered into a new loan agreement with LCM Equity, Inc. dated March 1, 1996. The original loan agreement dated October 30, 1995 was terminated and replaced by the March 1, 1996 agreement. This agreement provided financing up to US$500,000 to be repayable or converted into common stock. At June 30, 1996, a balance of $274,141 was outstanding to LCM Equity, Inc. In July 1996, $201,449 was converted to common stock and LCM Equity, Inc. have advised the Company that they intend to convert the balance of their loan to common stock as well.
The funds raised through LCM Equity, Inc. were used to finance the construction of a plant in Bakersfield and pay down the debt to Spectrasonic.

     The Company also entered into a loan agreement with Knowlton Capital, Inc. on April 30, 1996, wherein Knowlton provided financing up to US$800,000. The loan is repayable December 31, 1996 but can be extended to June 30, 1997. Interest will be chargeable at 10% per annum. This loan is convertible to common shares at US$0.75 per share. Security to be provided is a collateral mortgage on the fixed assets at the Bakersfield plant.
The balance outstanding at June 30, 1996 was $398,719 and the funds were used to assist in the construction of the Bakersfield plant and the pay down of the debt to Spectrasonic.

     The Company conducted extensive marketing research in the field of industrial minerals prior to commencing construction of the plant in Bakersfield. It was determined that there was a need for a fine grind product, especially gypsum, limestone and sulphur. As the SDM machines produce a very fine grind finished product, it passes through the sprinkler systems without clogging and allows for an automated distribution of these products over a wide area. These products are used as soil additives because of the acid level in the water in the San Joaquin valley. The Company anticipates that it can produce 6 tons of finished product per hour and that it will probably operate a two shift operation of 10 hours each and work six days per week. This will allow for production of about 1400 tons of finished product per week. The Company has secured a guaranteed supply of gypsum from Blythe, California at a guaranteed price. The raw material is shipped by rail to Bakersfield to be processed at the plant. Plant operating expenses are well defined and operating profits before tax should be in excess of 30%. Because of losses incurred in the start up of the plant, the tax liability in the first year will be nominal.

     Marketing, strategic planning, expansion, financial planning and general corporate management will be carried out by officers and outside consultants where necessary. Remuneration will commence at the same time the plant becomes operational. Stock option plans will be used to reimburse services rendered by officers and consultants up to the date production commences.

     The Company leases space at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. The lease is for twelve months, commencing April 15, 1996 and expiring April 14, 1997. The land consists of 100,000 square feet. The rent for the premises is US$2,000 per month with a security deposit of $2,500.

     The Company also leases 3,000 square feet of plant space at 4500 Vanguard Rd, Richmond, British Columbia V6X 2P4. The lease is for a period a three years commencing December 1995 and ending November 30, 1998. Monthly rental is CAN$2000 per month for the first two years and CAN$2,250 for the last year.

Liquidity and Capital Resources

     The Company did not sell any common stock during the quarter ending June 30, 1996. During this period, the Company arranged for loans totaling $398,719 from Knowlton Capital, Inc. These loans were sufficient to fund the capital expenditures made plus provide sufficient liquidity for the Company to carry out its obligations. The Company intends to continue funding its requirements with loans and where necessary, the sale of common stock. In May 1996, the Company entered into another licensing agreement with Spectrasonic Corp. wherein it acquired the world wide rights to market the technology for any and all products. Included in this agreement, is a cash payment of CAN$1,000,000 (US$730,000) in varying amounts to January 2, 1997, plus the issuance of 1,000,000 common shares. This agreement valued the transaction at US$1,230,000 while this agreement was executed in May 1996, the transaction did not begin to close until July 1996. The cash payments due to Spectrasonic Corp. will be made from additional loans obtained plus the sale of treasury common stock.

Results of Operations

     The Company is considered to be in the development stage as defined in Statement of Accounting Standards No. 7. During the fiscal year ending June 30, 1996, the Company had no revenues, as it was in the process of constructing a plant in Bakersfield to carry out the processing of industrial minerals for use in the agricultural sector primarily in the San Joaquin valley of California. The plant will be completely finished by October 1996 and the Company fully expects to be generating revenue in November 1996. During the year ending June 30, 1996, the Company incurred expenses of $473,421 and paid for these with negotiated loan agreements and the sale of common stock. While there is no assurance that the Company will be able to sell its product and generate a profit, its market analysis has clearly indicated that the processed industrial minerals will be in demand and will be very saleable at competitive prices.

Foreign Operations

     The Company has a foreign subsidiary located in Vancouver, British Columbia but its operations are restricted to research and development only. Its plant operations are in the United and its expansion activities are also in the United States. Exchange rates in the past year have varied very little and there has been no impact on the financial statements because of foreign exchange losses. In the future, such foreign exchange transactions will be recorded in the Statement of Stockholders' Equity.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                      FIRST AMERICAN SCIENTIFIC CORP.
                       (A DEVELOPMENT STAGE COMPANY)

                       Audited Financial Statements


                             TABLE OF CONTENTS





     AUDITOR'S REPORT                                       F-1


     FINANCIAL STATEMENTS

          Balance Sheets                                    F-2
          Statements of Loss and Accumulated Deficit        F-3
          Statement of Stockholders' Equity                 F-4
          Statements of Cash Flows                          F-5 - F-6

     NOTES TO FINANCIAL STATEMENTS                          F-7 - F-10

                         WILLIAMS & WEBSTER, P.S.
                       Certified Public Accountants
                            601 West Riverside
                                Suite 1970
                     Spokane, Washington   99201-0611
                              (509) 838-5111
                            FAX (509) 624-5001

Board of Directors
First American Scientific Corp.

                       INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of First American Scientific Corp. (a development stage enterprise) as of June 30, 1996, and the related statements of operations, shareholders' equity, and cash flows for the three months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of First American Scientific Corp. as of March 31, 1996, which statements reflect total assets of $1,515,224 and no revenues for the period from inception (April 12, 1995) through March 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First American Scientific Corp. for the period of April 12, 1995 through March 31, 1996, is based solely on the report of other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. (a development stage enterprise) at June 30, 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the period from inception (April 12, 1995) through June 30, 1996, in conformity with generally accepted accounting principles.


Williams & Webster, P.S.
Certified Public Accountants
November 8, 1996

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
BALANCE SHEETS

ASSETS                                  June 30, 1996  June 30, 1995
CURRENT ASSETS
  Cash                                  $         -    $       533
  Subscriptions receivable                        -        239,415
  Prepaid assets                              9,103              -
                                         ----------     ----------
                                              9,103        239,948
                                         ----------     ----------
PROPERTY AND EQUIPMENT
   Ultrasound equipment                     864,260        550,000
   Plant assets and equipment               139,929              -
   Leasehold improvements                     5,476              -
                                         ----------     ----------
                                          1,009,665        550,000
                                         ----------     ----------
OTHER ASSETS
   Technology licenses                    1,905,000        250,000
   Security deposits                          8,510              -
                                         ----------     ----------
                                          1,913,510        250,000
                                         ----------     ----------
                                        $ 2,932,287    $ 1,039,948
                                         ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $    75,415    $         -
  Bank overdraft                              5,339              -
  Accrued interest                           12,762              -
  Loan payable - LCM Equity, Inc.           274,141              -
  Loan payable - Knowlton Capital Inc.      398,719              -
  License agreement payable -
    Spectrasonic Corp.                    1,230,000        765,000
                                         ----------     ----------
                                          1,996,376        765,000
                                         ----------     ----------
STOCKHOLDERS' EQUITY
   Common stock - $.001 par value
     50,000,000 shares authorized,
     8,505,117 and 6,250,000 shares
     issued, respectively                     8,505          6,250
   Additional paid-in capital             1,400,818        268,750
   Deficit accumulated during
     the development stage                 (473,421)           (52)
                                         ----------     ----------
                                            935,902        274,948
                                         ----------     ----------
                                        $ 2,932,278    $ 1,039,948

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                                   April 12, 1995 April 12, 1995
                                   (Inception)    (Inception)
                    Year Ended     Through        Through
                    June 30, 1996  June 30, 1995  June 30, 1996
REVENUES            $         -    $         -    $         -


GENERAL AND ADMINISTRATIVE
  EXPENSES              473,369             52        473,421
                     ----------     ----------     ----------

NET LOSS            $  (473,369)   $       (52)   $  (473,421)

ACCUMULATED DEFICIT BEGINNING
  OF PERIOD                 (52)             -              -
                     ----------     ----------     ----------
ACCUMULATED DEFICIT
  END OF PERIOD     $  (473,421)   $       (52)   $  (473,421)
                     ==========     ==========     ==========

NET LOSS PER
  COMMON SHARE      $     (0.06)   $       NIL    $     (0.07)
                     ==========     ==========     ==========

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES
OUTSTANDING           7,363,780      6,000,000      7,168,954
                     ==========     ==========     ==========



















The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY
April 12, 1995 (Inception) through June 30, 1996

                                                                Additional
                                 Common Stock       Paid-in     Retained
                             Shares       Amount    Capital     Earnings
BALANCE
 Inception 04/12/95                 -     $   -      $      -   $     -

Sale of 6,000,000 shares of
  common stock on May 2,
  1995 for $100,000 cash     6,000,000     6,000        94,000        -

Sale of 250,000 shares
  of common stock on
  June 22, 1995 for
  $175,000 payment on
  license agreement            250,000       250      174,750         -

Net loss for the period                                              (52)
                             ---------    ------   ----------  ---------
BALANCE
  June 30, 1995              6,250,000     6,250      268,750        (52)

Sale of 600,000 shares of
  common stock on
  September 28, 1995 for
  $270,000 cash                600,000      600       269,400         -

Sale of 200,000 shares of
  common stock on
  October 20, 1995 in lieu
  of $100,000 payment
  on a management contract     200,000      200       99,800          -

Sale of 1,000,000 shares of
  common stock on
  February 29, 1996 for
  purchase of one Gypsum
  SDM and the related
  technology, per agreement  1,000,000   1,000      499,000           -

Private placement sale of
  74,400 shares of common
  stock on March 20, 1996
  for $93,000 cash              74,400     74        92,926           -

Sale of 380,717 shares of
  common stock on March 25,
  1996 in settlement of debt
  conversion for $171,323     380,717     381       170,942           -

Net loss for the year              -       -             -      (473,669)
                            ---------  ------    ----------    ---------
BALANCE
  June 30, 1996             8,505,117 $ 8,505   $ 1,400,818   $ (473,721)
                            =========  ======    ==========    =========





The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

                                                     04/12/95    04/12/95
                                        Year Ended   Through     Through
                                        06/30/96     06/30/95    06/30/96
CASH FLOWS PROVIDED (USED) IN
  OPERATING ACTIVITIES
   Net income loss                      $ (473,369)  $     (52)  $ (473,421)
   Adjustment to reconcile net loss
    to net cash used by operations:
   Management fee paid by issuance
    of stock                               100,000                  100,000
   Increase in prepaid expenses             (9,103)                  (9,103)
   Increase in accounts payable             75,415                   75,415
   Increase in accrued interest             12,761                   12,761
   Payment on licenses agreement payable   (92,000)    (35,000)    (127,000)
                                         ---------    --------    ---------
                                          (386,296)    (35,052)    (421,348)
                                         ---------    --------    ---------

CASH FLOWS PROVIDED (USED) IN
  INVESTING ACTIVITIES
   Payment for technology license         (248,000)                (248,000)
   Purchase of equipment                  (629,188)                (629,188)
   Leasehold improvements                   (5,476)                  (5,476)
   Security deposits                        (8,510)                  (8,510)
   Proceeds from loan agreement            844,183                  844,183
                                         ---------    ---------   ---------
                                           (46,991)                 (46,991)
                                         ---------    ---------   ---------

CASH FLOWS PROVIDED (USED)
   IN FINANCING ACTIVITIES
    Proceeds from sales of stock           427,415       35,585     463,000
                                           427,415       35,585     463,000
                                         ---------     --------   ---------
NET INCREASE (DECREASE) IN CASH         $   (5,872)   $     533  $   (5,339)
                                         ---------     --------   ---------






















The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
STATEMENT OF CASH FLOWS

                                            Inception    Inception
                                            (04/12/95)   (04/12/95)
                          Year Ended        Through      Through
                          June 30, 1996     06/30/95     06/30/96
NET INCREASE (DECREASE) IN CASH
  (Balance forward)       $   (5,872)       $     533    $  (5,339)

CASH - Beginning
  of Period               $      533        $       -    $       -
                           ---------         --------     --------

CASH - End
  of period               $  (5,339)        $     533    $  (5,339)
                           ========          ========     ========

SUPPLEMENTAL CASHFLOW DISCLOSURES
  Interest                $       -         $       -    $       -
  Income Taxes            $       -         $       -    $       -

NON-CASH FINANCING ACTIVITIES
 Common stock issued for
   payment on technology
   license                $       -         $ 175,000    $ 175,000
 Common stock issued for
  ultra-sound equipment
  and technology
  license                 $ 500,000         $       -    $ 500,000
 Common stock issued for
  services rendered       $ 100,000         $       -    $ 100,000
 Common stock issued for
  exchange of debt        $ 171,323         $       -    $ 171,323
 Common stock issued for
  payment on worldwide
  technology license      $ 500,000         $       -    $ 500,000





















The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
June 30, 1996

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

First American Scientific Corp. (the Company), incorporated on April 12, 1995 under the laws of the State of Nevada, with a year end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. Because of the speculative nature of the Company, there are significant risks, some of which are summarized as follows:

     *    Newly formed company with no sales or operating history.
     * Limited funds available for expansion, operations or debt repayment.
     * Assets principally consisting of technology, licenses and related equipment, which are not patented.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

Summary of Significant Accounting Principles

Depreciation will begin when the Company's property, plant and equipment are placed in service. The cost of property, plant and equipment will be depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses will begin when the Company's property, plant and equipment (which directly originate from the licensed technology) are placed in service. The cost of the Company's technology licenses will be amortized over the estimated economic life of fifteen years.

Organizational costs, which are deemed immaterial, were expensed when paid.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

All shares have been adjusted for a 6-for-10 reverse stocks split on August 14, 1995.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
June 30, 1996

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OFFICES AND EMPLOYEES

The Company owns no real property. It leases 1,000 square feet of office space at Suite 1122 - 470 Granville Street, Vancouver, British Columbia V6C 1V5 from LCM Equities, Inc. The current lease is unwritten and is month-to-month. The Company also leases 3,000 square feet of plant space at 4500 Vanguard Road, Richmond, British Columbia, V6X 2P4 from Spectrasonic Corp., pursuant to a written lease agreement dated December 12, 1995. The lease is for a three-year period commencing December 1, 1995 and ending November 30, 1998. Rental is $2,775 per month for the first two years, and increases 10% in the third year.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $2,000 per month, expires on May 14, 1997.

The Company is obligated under its lease arrangements to make additional lease payments subsequent to June 30, 1996 as follows:

     Year Ended
     June 30,            Amount
          1997           $  53,330
          1998              35,243
          1999              15,262
                          --------

               Total     $ 103,835
                          ========

The Company has two employees at June 30, 1996.

NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its unpatented Sonic Disintegration Equipment for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since this initial agreement, modifications have been made to the first SDM machine, bringing its total cost to $440,740 at June 30, 1996.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the world wide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials.
The purchase price of this license and one SDM machine for gypsum-related use was $775,000, with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
June 30, 1996

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSE continued

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997.

While the Company issued 1,000,000 common stock shares to Spectrasonic in July 1996, the Company is in default on this agreement by its failure to make the first two payment installments totalling $365,000 to Spectrasonic (as scheduled) before July 16, 1996.

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Because the Canadian foreign exchange rate has remained approximately the same since inception, there are no material exchange rate transaction gains or losses. In the future, the Company will record such transactions in the Statement of Stockholders' Equity.

Common stock issued for payment on license agreements was recorded in U.S. dollars.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to (.06) per share for the year ending June 30, 1996.

NOTE 7 - STOCK COMPENSATION PLANS

The company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000.
Any shares issued as a result of the exercise option thereunder will be "restricted securities". Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of June 30, 1996.

The company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. To date there have been no allotments to eligible directors and officers.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Enterprise)
June 30, 1996

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTION

Spectrasonic Corp. (see Note 4) is owned and controlled by Mr. John Sand and Mr. John Martin, each of whom own 50% of it. Spectrasonic is a principal shareholder in the Company with 1,250,000 shares at June 30, 1996.

NOTE 9 - IMPAIRMENT OF LONG-LIVED ASSETS

Management of the Company intends to review annually events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Statement of Financial Accounting Standard No. 121 will be applied to long-lived assets for the year beginning after June 30, 1996.

NOTE 10 - LOANS

On March 1, 1996, the Company entered into a loan agreement with LCM Equity, Inc. The lender agreed to provide an unsecured revolving line of credit up to $500,000, with interest at 9%, and a maturity of February 16, 1997. The loan agreement gives the lender the option of converting all or part of its loans into First American common stock at a deemed value of $0.45 per share at any time prior to February 28, 1997. The principal balance owing at June 30, 1996 is $274,141.

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit up to $800,000 which matures upon the earlier of December 31, 1996 or the Company's completion of a preferred share offering. The loan agreement gives Knowlton Capital, Inc. the option of converting its loan into First American common stock at a deemed value of $0.075 per share on or before December 31, 1996. This loan, with an interest rate of 10% and an outstanding principal balance of $398,719 at June 30, 1996, is secured by a collateral mortgage on First American's Bakersfield plant and other Company assets.

NOTE 11 - ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass or rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at June 30, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     (a) At its board meeting on September 16, 1996, the Board of Directors of the Company engaged William & Webster, P.S., Certified Public Accountants, as its independent auditor for 1996.

     (b) The accounting firm of Robert Moe & Associates, P.S. was replaced as a result of their resignation. There were no disagreements with Robert Moe & Associates, P.S. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events.

     (c) Since inception of the Company, Robert Moe & Associates's reports on the financial statements have contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (d) Robert Moe & Associates has provided a letter addressed to the Securities and Exchange Commission stating its reason for resignation. A copy of which was filed as an Exhibit to the Company's Form 8-K filed on September 25, 1996.


                                 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Name                Age                 Position

Jack E. Lovelock    65                  Chairman of Board of Directors,
                                        Chief Executive Officer and Chief
                                        Financial Officer

Richard A. Camuso   55                  President and a member of the Board
                                        of Directors.

David R. Annett     49                  Director

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Jack E. Lovelock - Chairman of the Board of Directors and Chief Executive Officer, Secretary and Chief Financial Officer.

     Since July 15, 1995, Mr. Lovelock has been Chairman of the Board of Directors and Chief Executive Officer of the Company. Since November 1994, Mr. Lovelock has been a private consultant to financial and corporate entities. From August 1991 to August 1994, Mr. Lovelock was a director of TMM, Inc, a electronic publishing firm located in Thousand Oaks, California. From July 1989 to August 1994, Mr. Lovelock was a director of Metals Research

Corp. of America located in Vancouver, British Columbia. Metals Research Corp was involved in the business of mining exploration. From March 1991 to October 1994, Mr. Lovelock was Chairman of the Board of Directors and Chief Executive Officer of Total Multimedia (Canada) Ltd. Total Multimedia (Canada) Ltd was located in Vancouver, British Columbia and engaged in the business of electronic publishing. From June 1987 to June 1989, Mr. Lovelock was President of Roddy Resources Inc, a corporation whose securities were listed for trading on the Toronto Stock Exchange. Roddy Resources Inc. was engaged in the business of mining.

Richard A. Camuso - President and a member of the Board of Directors.

     Since July 15, 1995, Richard A. Camuso has been President and a member of the Board of Directors of the Company. From January 1993 to July 1995, Mr. Camuso has been affiliated with R.A. Camuso Associates which supplies financial, business, planning and marketing consulting services to private businesses. From November 1989 to December 1992, Mr. Camuso held positions with Computer Sciences Corporation, a California based corporation engaged in the business of system integration. The two positions held by Mr. Camuso included: Chief Executive Officer for Belgian operations and Chief Financial Officer for CSC Consulting Group.

David R. Annett - Director

     Since June 1, 1996, David Annett has been a Director of the Company. From March 1995 to the present, David R. Annett has been Business Development Manager of Presidents of Entrepreneurial Organizations, an organization consisting of 175 Presidents of small and medium sized companies. From January 1994 to February 1995, Mr. Annett served as President of Environmental Waste Management Corp., a company possessing an international license for microwave technology. Prior to this, Mr. Annett was managing partner of Ward Executive International, an executive recruiting firm specializing in information technology executives.


ITEM 11.  EXECUTIVE COMPENSATION

     The Company has not as yet entered into employment agreements with its officers or proposed executives. The Company anticipates entering into employment agreements with its officers and other consultants in the near future, the terms of which are undecided at the present time. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company has not paid salaries in the current fiscal year but intends to do so once production has commenced at its plant.

     The Company has adopted a consultant and employee stock compensation plan. The total number of shares included in the Plan is 350,000. Shares issued as a result of the exercise of options granted thereunder will be "restricted securities" as that term is defined in Reg 144 promulgated under the Securities Act of 1933, as amended. To date no options have been issued.

     The Company has adopted non-qualified incentive stock option plan (the "Plan"). The total number of shares included in the Plan is 2,000,000. To date there have been no allotments to eligible parties. The Plan was registered on Form S-8 with the Commission on June 26, 1996.

     The Company issued 200,000 shares during the year to Westmoreland Capital Corp., under a management contract. This contract was subsequently terminated and no further shares are issuable to Westmoreland.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five per cent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address         Number of                     Percent
of owner                 Shares    Position            of Class
Jack E. Lovelock (1)      79,000   Chairman of Board   0.71%
PH 1906 Nelson St                  of Directors and Chief
Vancouver, British Columbia        Executive Officer
Canada V6G 1N2

Richard A. Camuso         50,000   President and a     0.45%
470 Granville Street               Member of the Board
Suite 1122                         of Directors
Vancouver, British Columbia   V6C 1V5

David R. Annett                0   Director            0.00%
51 Brimwood Court
Pickering, Ontario
Canada L1V 6L1

All officers and
directors as a group     129,000                       1.16%

John Sand (2)            625,000 (3)                   5.62%
11719 Machrina Way
Richmond, British Columbia
Canada V7A 4V3

Jon Martin (2)           625,000 (3)                   5.62%
1500 Georgia Street, Ste. 1400
Vancouver, British Columbia
Canada V6G 2Z6

(1)  Includes 39,500 shares owned by Mr. Lovelock's wife, Betty Lovelock.

(2) John Sand and Jon Martin each own 50% of the outstanding shares of common stock of Spectrasonic Corp. ("Spectrasonic"). Spectrasonic at June 30, 1996 held 1,250,000 common shares of the Company and because of the ownership of Spectrasonic, Messrs. Sand and Martin may be considered the beneficial owners of the foregoing shares.

(3) Reflects 250,000 pre-split shares/150,000 post-split shares and an additional 100,000 post-split shares issued September 18, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 23, 1995, Jack Lovelock, Chairman of the Board of Directors of First American, purchased 39,500 shares of the Company's stock for $17,775, in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could be obtained by a non-affiliated third party.

     On June 23, 1995, Betty Lovelock, the wife of Jack Lovelock, purchased 39,500 shares of the Company for $17,775 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On July 27, 1995, Richard A. Camuso, the President of the Company, purchased 50,000 common shares of the Company's common stock for $22,500 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On June 25, 1995, the Company entered into an Exclusive License Agreement for rubber and glass, with Spectrasonic. The contract is for a period of 99 years. Spectrasonic has developed and is the sole proprietary owner of all of the proprietary rights to the SDM. Spectrasonic has not made any patent applications as of the date hereof and has further advised the
Company that:   "Applications for protection of assets of (Spectrasonic)
under laws for the protection of intellectual property in Canada, and the United States of America, and any other country in which Spectrasonic does business will be made at such time as Spectrasonic shall determine is in its best interests." This transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On February 22, 1996, the Company entered into an Exclusive License Agreement, with Spectrasonic. The contract is for a period of 99 years and covers the right to exploit, develop, manufacture, market, distribute and sell the ultrasound equipment as it relates exclusively to gypsum. Any patent or other protection required will be the responsibility of the Company and to date, the Company has not made any patent application. This transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On May 17, 1996, the Company entered into an Exclusive License Agreement with Spectrasonic. The contract is for a period of 99 years and covers the production and operation of its disintegration machines for any and all materials not previously licensed. Spectrasonic reserve the right to manufacture the equipment. Any patent or other protection is the responsibility of the Company and to date, they have not made any patent application. This transaction was no more favorable than could have been obtained by a non-affiliated third party.

     The original contract price for one SDM and the license was $550,000. The Company issued 250,000 common shares to Spectrasonic at an aggregate value of $175,000. The balance of the debt was settled by cash payments at varying times up to March 31, 1996. There are no other payments due under this exclusive license. Payments were made from the proceeds of a financing.

     The License Agreement regarding the gypsum production required cash payments of $275,000 to Spectrasonic plus the issuance by the Company of 1,000,000 shares of its common stock at $0.50 per share, for an aggregate value of $500,000. The total purchase price, for this fully paid license was $775,000 with the parties mutually agreeing that the value of the technology license was $425,000 and the SDM was $350,000.

     The License Agreement dated May 17, 1996 requires payment of CAN$1,000,000 (US$750,000) between June 30, 1996 and January 2, 1997. The payment due June 30, 1996 was made subsequent to the year end and $175,000 of the $450,000 was paid subsequent to the year end. By letter of understanding on October 24, 1996, Spectrasonic deferred cash payments owing until a private placement financing is completed sometime in the first quarter of 1997.

     The Company did engage Westmoreland Capital Corp. ("Westmoreland") located at Suite 1400, 1500 Georgia Street, Vancouver, British Columbia, Canada V6G 2Z6 to supply management services to the Company in connection with the operation of its plant, when operations begin. 200,000 shares were issued which were valued at $0.50 per share when the contract was executed. In March 1996, the parties mutually agreed to terminate the contract and no further compensation is due or will be payable to Westmoreland.

     The Company leases 3,000 square feet of plant space at 4500 Vanguard Road, Richmond, British Columbia V6X 2P4 from Spectrasonic pursuant to a written lease agreement dated December 1, 1995. The lease is for a three year period, commencing December 1, 1995 and ending November 30, 1998. Monthly rental is CAN$2,000 per month (US$1,500 based on CAN$1.00 = US$0.75) for the first two years and CAN$2,250 (US$1,650) for the last year. This transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On October 30, 1995 the Company entered into an agreement with L.C.M. Equity, Inc. ("LCM") of Vancouver, British Columbia to provide a line of credit up to a maximum of CAN$600,000 for a period of one year. This agreement was subsequently terminated and replaced with a new agreement with LCM dated March 1, 1996. This agreement provided a revolving line of credit of a maximum of US$500,000 to be available until February 16, 1997. Interest is payable at 9% per annum, and LCM has the right to convert any or all of the outstanding loans to common stock in the Company. The conversion price is US$0.45 per share. At June 30, 1996, the loan outstanding was $274,141. In July 1996, LCM converted $202,000 of the loan to common stock in the Company and advised that the balance would be converted as well.

     On April 1996, the Company entered into an agreement with Knowlton Capital Corp., ("Knowlton") a private venture capital concern, located at 329 Brill Road, Foster, Quebec, JOE 1RO. Knowlton agreed to provide financing up to US$800,000 until December 31, 1996. Interest was payable at 10% per annum. This loan could be repaid at any time or convertible into common stock of the Company at $0.75 U.S. per share. The lender, at its option, can extend this loan to June 30, 1997. The lender has the right to take a collateral mortgage on the assets owned by the borrower. To date, this has not happened. At June 30, 1996, the loan outstanding was $398,719 U.S.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

     A Form 8-K was filed with the Commission on or about September 25, 1996. The purpose of the Form 8-K was to notify the Commission of a change in the Company's auditor.

(c)  Exhibits.

Exhibit
  No.          Description

     The following documents are incorporated herein by reference from the Registrant's Form 10, as filed with the Securities and Exchange Commission.

3.1       Articles of Incorporation of First American Scientific Corporation.

3.2       Bylaws of First American Scientific Corporation.

4.1       Specimen Stock Certificate.

10.1      License Agreement with Spectrasonic Corp.

10.2      Westmoreland Capital Corp. Agreement.

10.3 Gross Royalty Agreement between Strategic International Inc. and the Company.

10.4      Lease between the Company and Spectrasonic.

10.5      Agreement between L.C.M. Equity, Inc. and the Company.

24.1      Consent of Robert Moe & Associates, P.S.

28.1      Consultant and Employee Stock Compensation Plan.

     The following documents are incorporated herein by reference from the Registrant's Form S-8, as filed with the Securities and Exchange Commission.

5 Opinion of Conrad C. Lysiak regarding the legality of the securities registered under this Registration Statement.

10.1      Nonqualifying Stock Option Plan.

24.1 Consent of counsel for the Company (set forth in the opinion of counsel included as Exhibit 5 to this Registration Statement.

24.2      Consent of Robert Moe & Associates, P.S. Certified Public
          Accountants.

     The following documents filed as part of this June 30, 1996 Form 10-K.

10.1. Loan Agreement between Knowlton Capital, Inc. and the Company dated April 30, 1996.

10.2 License Agreement between the Company and Spectrasonic Corp. dated May 17, 1996.

                              SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of March, 1997.

                         FIRST AMERICAN SCIENTIFIC CORP.
                         (Registrant)

                         BY: /s/ Richard A. Camuso, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 12th day of March, 1997.


SIGNATURES                    TITLE                         DATE


/s/ Jack E. Lovelock          Chairman of the Board of      March 13, 1997
                              Directors, Chief Executive
                              Officer and Chief Financial
                              Officer.


/s/ Richard A. Camuso         President and a member of     March 12, 1997
                              the Board of Directors


/s/ David R. Annett           Member of the Board of        March 13, 1997
                              Directors