Form 10-Q
period 1996-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1997-04-03
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996.

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


                      409 Granville Street, Suite 303
                   Vancouver, British Columbia   V6C 1T2
 (Address of principal executive offices, including zip code.)

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

                    YES            NO   x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1996 was 10,914,493 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.














                   FIRST AMERICAN SCIENTIFIC CORP.

                         FINANCIAL STATEMENTS
            Unaudited - See Notes to Financial Statements

                          SEPTEMBER 30, 1996

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
BALANCE SHEET

                                   Three Months
                                   Ending         Year ending
                                   09/30/96       06/30/96
ASSETS

Current Assets
   Bank                            $    82,427    $    (5,339)
   Sundry accounts receivable            3,000             -
   Prepaid expenses                      6,415          9,103
                                   -----------    -----------
                                        91,842          3,764
                                   -----------    -----------
Other Assets
   Technology license                1,905,000      1,905,000
   Ultrasound equipment                872,246        864,260
   Plant assets and equipment          825,717        139,929
   Leasehold Improvements                5,476          5,476
   Security deposit                     16,068          8,510
                                   -----------    -----------
                                     3,624,507      2,923,175
                                   -----------    -----------
                                   $ 3,716,349    $ 2,926,939
                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Account payable                 $    63,415    $    75,415
   Accrued interest payable             12,762         12,762
   Loans payable                       941,680        672,860
   License agreement payable           620,500      1,230,000
                                   -----------    -----------
                                     1,638,357      1,991,037
                                   -----------    -----------
Stockholders' Equity
   Common Stock - $0.001 par value
   50,000,000 shares authorized
   10,914,493 shares issued             16,607         8,505

   Additional paid in capital        2,764,065     1,400,818

   Deficit accumulated during the
    development stage                 (702,680)     (473,421)
                                   -----------    ----------
   Total Stockholders' Equity        2,077,992       935,902
                                   -----------    ----------
                                   $ 3,716,349    $ 2,926,939
                                   ===========    ===========

           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                                   Three Months
                                   Ending         Year ending
                                   09/30/96       06/30/96

INCOME                             $       -      $       -

OPERATING EXPENSES                    229,259        473,421
                                   ----------     ----------

NET INCOME (LOSS)                  $ (229,259)    $ (473,421)
                                   ==========     ==========

NET INCOME (LOSS) PER SHARE        $    (0.02)    $    (0.06)
                                   ==========     ==========


     The Company is in the development stage and has not commenced operations.




























           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages. This is page 1 of page 2.)

                                                  Three
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    09/30/96  06/30/96
BALANCE
   Inception 04/12/95             0          0    $       0 $      0

ADD
   Sale of 6,000,000      6,000,000      6,000       94,000        0
   shares of Common
   Stock on 05.02095 for
   $100,000 cash.

   Sale of 250,000          250,000        250      174,750        0
   shares of Common
   Stock on 06/22/95 for
   $175,000 payment
   on license agreement

   Sale of 600,000          600,000        600      269,400        0
   shares of Common
   Stock on 09/18/95
   for $270,000

   Sale of 200,000          200,717        200       99,800        0
   shares of Common
   Stock on 10/20/95
   in lieu of $100,000
   payment on a
   management contract

   Sale of 380,717          380,717        381      170,942        0
   shares of Common
   Stock on 03/25/96
   in settlement of
   debt conversion
   for Canadian and
   U.S. dollar loans

   Private Placement         74,400         74       92,926        0
   sale of 74,000 shares
   Common Stock at $1.25

           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages. This is page 2 of page 2.)

                                                  Three
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    09/30/96  06/30/96
   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 02/29/96 regarding
   the purchase of one
   Gypsum SDM and the
   related technology,
   per agreement

   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 07/10/96 regarding
   purchase of technology
   covering all materials,
   per agreement

   Sale of 452,376          452,376        403      201,046        0
   shares of Common Stock
   on 07/03/96 in settlement
   of debt conversion for
   Canadian and U.S. dollar
   loans

   Sale of 957,000          957,000      6,699      663,201        0
   shares of Common Stock
   in Private Placement
   financing, in 09/96

   Net Loss for period                                      (229,259)
                         ----------     ------    --------- ---------
   Balance 09/30/96      10,914,493     16,607    2,764,065 (229,259)


FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                             Three
                                             Months    Year
                                             Ending    ending
                                             09/30/96  06/30/96
CASH FLOWS PROVIDED (USED) IN OPERATIONS
   Net Income (loss)                              $ (229,259)    $ (473,421)
   Adjustment to reconcile net loss to
   net cash used by operations:
     Management fees paid by issuance of stock                 -    100,000
     Increase in accounts receivable                  (3,000)         -
     (Increase) Decrease in prepaid expenses           2,688         (9,103)
     Increase in accrued interest payable                 -       12,761
     Increase (Decrease) in accounts payable         (12,000)        75,415
     Payment on license agreement payable           (109,500)      (127,000)
                                             ----------     ----------

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
   Payment for technology license                         -   (248,000)
   Purchase of equipment                       (693,775)      (629,188)
   Leaseholder improvements                               -     (5,476)
   Security deposits                                  (7,558)        (8,510)
   Proceeds from loans                               420,270        844,183
                                             ----------     ----------
                                               (231,063)       (46,991)
                                             ----------     ----------
                                                699,900        463,000
                                             ----------     ----------
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
   Proceeds from sale of stock                    $   87,766     $   (5,339)
                                             ==========     ==========

NET INCREASE IN CASH

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                          $       0
     Income tax                                        $       0

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

     Issued 957,000 shares of Common Stock in private placement financing.

     Issued 1,000,000 shares of Common Stock to Spectrasonic Corp. On the purchase of worldwide rights to all industrial minerals re SDM machine. Transaction value is $500,000 in common stock plus cash of $730,000.

     Issued 452,376 shares of Common Stock in settlement of debt conversion for $201,449 with LCM Equity Inc.


           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1996

1.   Organization and Summary of Significant Accounting Policies:

Organization: First American Scientific Corp. (the Company) was incorporated on April 12, 1995 under the laws of the State of Nevada. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulphur. Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

     *    Newly formed company with no sales or operating history.
     * Limited funds available for expansion or operations or debt repayment.
     * Assets principally consisting of technology, licenses and related equipment, which are not patented.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since incorporation.

Summary of Significant Accounting Policies: Depreciation will begin when the Company's property, plant and equipment are placed in service. The cost of property, plant and equipment will be depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the less of the length of the related assets or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses will begin when the Company's property, plant and equipment (which directly originate from the licensed technology) are placed in service. The cost of the Company's technology licenses will be amortized over the estimated economic life of fifteen years.

Organization costs were expensed when paid.

2.   Stockholders' Equity

Common Stock: All shares have been adjusted for a 6 for 10 reverse stock split on August 14, 1995.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1996

3.   Offices and Employees

The Company owns no real property. It leases 1,000 square feet of office space at Suite 303 - 409 Granville Street, Vancouver, British Columbia V6C 1T2 from L.C.M. Equities Inc. The current lease is unwritten and is month to month. The Company also leases 3,000 square feet of plant space at 4500 Vanguard Road, Richmond, British Columbia V6X 2P4 from Spectrasonic Corp., pursuant to a written lease agreement dated December 1, 1995. The lease is for a three year period commencing December 1, 1995 and ending November 30, 1998. Monthly rental is $2,775 per month for the first two years, and increases 10% in the third year.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California, for the industrial processing business for gypsum, limestone and specialty products. The lease, which requires payments of US$2,000 per month, expires on May 14, 1997.

The Company has eight employees at September 30, 1996.

4.   Technology License

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. For the worldwide license to its unpatented Sonic Disintegration Equipment for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM Machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications were made to the first SDM bringing its cost to $440,740, at September 30, 1996.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one SDM Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000and the gypsum SDM machine is valued at $350,000.

On May 17, 1996, the Company executed another agreement with Spectrasonic Corp. For the worldwide license to equipment developed by Spectrasonic for use in disintegration, disposal, recycling, manufacturing and remanufacturing of "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000) and agreeing to pay CDN$1,000,000 (US$730,000) in varying amounts between June 30, 1996 and January 2, 1997.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1996

5.   Translation of Foreign Currency.

The Company has adopted Financial Accounting Standard No. 52. The Canadian foreign exchange rate has remained approximately the same since inception. Accordingly, a small transaction gain has been recorded in the Statement of Loss. Since the exchange rate has remained approximately the same since inception, there is no translation adjustment to be reflected in the Statement of Stockholders' Equity.

Common stock issued for the payment of the license agreement was recorded in U.S. dollars.

6.   Earnings (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $0.02) per share.

7.   Stock Compensation Plans

The Company has adopted a consultant and employees stock compensation plan. The total number of shares included in the Plan is 350,000. Any shares issued as a result of the exercise of option thereunder will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of September 30, 1996.

The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. To date there has been no allotment to eligible directors and officers.

8.   Impairment of Long-Lived Assets

Management of the Company intends to review annually events or changes in circumstances that indicate the carrying amount of an asset may not be recoverable. Statement of Financial Accounting Standard No. 121 will be applied to long-lived assets for the year beginning after June 30, 1996.

9.   Related Party Transaction

Spectrasonic Corp. (see note 4 above) and Westmoreland Capital Corp. Are owned and controlled by John Sand and Jon Martin, each of whom 50% of the outstanding common stock of each entity.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1996

10.  Loans

On March 1, 1996, the Company entered into a loan agreement with LCM Equity Inc. The lender agreed to provide a revolving line or credit up to $500,000 until February 16, 1997. Principal and interest at 9% shall become due and payable on February 16, 1997. The principal balance owning at September 30, 1996 is $72,692. This balance will be converted in the second quarter of the fiscal year.

The Company on April 30, 1996, also entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit up to $800,000 which matures on June 30, 1997. Knowlton Capital, Inc. has the option of renewing the loan, converting to common stock, or redemption.

11.  Royalty Agreement

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. A gross perpetual royalty of $0.015 per pound on all glass and rubber which is processed through, by or under license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. Was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company is considered to be in the development stage as defined in Statement of Accounting Standards No. 7. There have been no operations since incorporation on April 12, 1995 and all funds required to maintain liquidity have been raised through sale of stock and loans. The Company intends to continue to raise funds from sale of stock, and from loans arranged through LCM Equity, Inc., and Knowlton Capital Corp. until it becomes operational and generates its own capital requirements.

At September 30, 1996, the Company had cash on hand of $82,000, and has sufficient liquidity to complete its plant construction in October 1996. All equipment necessary to commence operations has been received at the Bakersfield plant. The month of October will be spent finalizing construction and testing the system.

Results of Operations

During the first quarter ending September 30, 1996, the Company incurred losses of $229,259. These losses are primarily the result of no revenue, and expenses in equipment rental, contract labor, and consulting fees. These losses have been financed by a combination of sale of stock and loan agreements. The Bakersfield plant, consisting of two SDM machines, conveyors, bulk hoppers, bagging equipment, and numerous other items, was completed during the month of October 1996. At September 30, 1996, all equipment necessary was on hand and October was devoted to finalizing extensive electrical work, and final assembly of equipment. Full production will commence sometime in November 1996. During the quarter ending September 30, 1996, almost $700,000 was expended on fixed assets at the Bakersfield plant. Private placement financing for 957,000 common shares raised $670,000 while the remaining funds necessary to operate were received from Knowlton Capital Corp. During this same quarter, LCM Equity converted loans totaling $201,449 into 452,376 shares of common stock.

The Company issued 1,000,000 common shares to Spectrasonic Corp.
pursuant to the License Agreement dated May 17, 1996.   As a result of
this issuance plus the private placement financing above, plus the conversion of LCM loans to equity, the Company at September 30, 1996 had 10,914,493 shares outstanding.

The Company reduced its obligations to Spectrasonic Corp. regarding the May 17, 1996 Agreement to $620,500 at September 30, 1996. An agreement is in place with Spectrasonic Corp. in regard to payment of the balance of funds outstanding.

Inflation

Inflation has not and is not a factor during the quarter ending
September 30, 1996. None of the costs incurred during construction have been adversely, affected by inflation.

The Company has not generated any revenue to date, and the effects of inflation have not been felt.

Quarter Ended September 30, 1996

The Company occupies premises in Bakersfield, California where it operates two SDM machines capable of producing up to 6,000 tons of product per month. These premises are rented at $2,000 per month and the lease is for one year but is renewable.

The largest single expense incurred in the quarter from an operations point of view is the $55,000 spent on consultants. These consultants included general contracting on the plant site plus sourcing of material supply for resale. As well, the Company has a research and development branch in Richmond, British Columbia Canada, where it spent $35,000 during the quarter ending September 30, 1996.

The Company has not generated any revenues in the quarter ending
September 30, 1996. If fully expects to be in full production in November 1996.

All results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal as the value of the Canadian dollar to the U.S. dollar has changed very little during the past fiscal year.

Foreign Operations

The Company has rented facilities in Richmond, British Columbia Canada, a suburb of Vancouver, British Columbia wherein it conducts basic research on rubber, glass, industrial minerals, and sludge. It intends to continue using this facility for research and development. The Company has a wholly owned subsidiary in the Province of British Columbia where it carries out its research operation. No revenues have been generated at this location.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 2nd day of April, 1997.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/ Jack Lovelock, Chief Executive Officer
     and a member of the Board of Directors.

BY:  /s/ Robert G. Dinning, Secretary/Treasurer,
     Chief Financial Officer and a Member of
     the Board of Directors.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule