Form 10-Q
period 1996-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1997-04-04
CIK 1002822

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

         For the quarterly period ended December 31, 1996.

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

                    YES            NO   x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at December 31, 1996 was 10,914,493 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.














                   FIRST AMERICAN SCIENTIFIC CORP.

                         FINANCIAL STATEMENTS
            Unaudited - See Notes to Financial Statements

                          DECEMBER 31, 1996

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
BALANCE SHEET

                                   Six Months
                                   Ending         Year ending
                                   12/31/96       06/30/96
ASSETS

Current Assets
   Bank                            $   (97,138)   $    (5,339)
   Accounts receivable                 163,756             -
   Inventory - raw materials            14,427             -
   Prepaid expenses                     18,907          9,103
                                   -----------    -----------
                                        99,952          3,764
                                   -----------    -----------
Other Assets
   Technology license                1,905,000      1,905,000
   Ultrasound equipment                872,246        864,260
   Plant assets and equipment        1,466,368        139,929
   Leasehold Improvements                5,476          5,476
   Security deposit                     15,568          8,510
                                   -----------    -----------
                                     4,264,768      2,923,175
                                   -----------    -----------
                                   $ 4,364,720    $ 2,926,939
                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Account payable                 $   359,718    $    75,415
   Accrued interest payable                 -          12,762
   Agreement payable                    30,000             -
   License agreement payable           563,500      1,230,000
                                   -----------    -----------
                                       989,218      1,318,177
                                   -----------    -----------
Stockholders' Equity
   Common Stock - $0.001 par value
   50,000,000 shares authorized
   10,914,493 shares issued             16,607         8,505

   Additional paid in capital        2,786,520     1,400,818

   Deficit accumulated during the
    development stage                 (801,072)     (473,421)
                                   -----------    ----------
   Total Stockholders' Equity        2,002,100       935,902
                                   -----------    ----------
                                   $ 4,364,720    $ 2,926,939
                                   ===========    ===========

           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF LOSS AND ACCUMULATED DEFICIT

                                   Six Months
                                   Ending         Year ending
                                   12/31/96       06/30/96

INCOME                             $       -      $       -

OPERATING EXPENSES                   (327,651)      (473,421)
                                   ----------     ----------

NET INCOME (LOSS)                  $ (327,651)    $ (473,421)
                                   ==========     ==========

NET INCOME (LOSS) PER SHARE        $    (0.032)   $    (0.06)
                                   ==========     ==========


     The Company is in the development stage and has not commenced operations. Said operations will commence in January 1997.



























           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages. This is page 1 of page 2.)

                                                  Six
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    12/31/96  06/30/96
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

                                                  Six
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    12/31/96  06/30/96
   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 02/29/96 regarding
   the purchase of one
   Gypsum SDM and the
   related technology,
   per agreement

   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 07/10/96 regarding
   purchase of technology
   covering all materials,
   per agreement

   Sale of 452,376          452,376        403      201,046        0
   shares of Common Stock
   on 07/03/96 in settlement
   of debt conversion for
   Canadian and U.S. dollar
   loans

   Sale of 957,000          957,000      6,699      663,201        0
   shares of Common Stock
   in Private Placement
   financing, in 09/96

   Net Loss for period                                      (327,651)
                         ----------     ------    --------- ---------
   Balance 12/31/96      10,914,493     16,607    2,764,065 (327,651)






           See accompanying notes to financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                             Six
                                             Months    Year
                                             Ending    ending
                                             12/31/96  06/30/96
CASH FLOWS PROVIDED (USED) IN OPERATIONS
   Net Income (loss)                         $ (327,651)  $ (473,421)
   Adjustment to reconcile net loss to
   net cash used by operations:
     Management fees paid by issuance of stock       -       100,000
     (Increase) in accounts receivable         (163,756)          -
     (Increase) in inventory                    (14,427)          -
     (Increase) in prepaid expenses              (9,805)      (9,103)
     Increase in accounts payable               320,303       75,415
     Increase in accrued interest payable       (12,761)      12,761
     Increase in agreement payable               30,000           -
     Payment on license agreement payable      (166,500)    (127,000)
                                             ----------     ----------

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
   Payment for technology license                   -       (248,000)
   Purchase of equipment                    (1,334,535)     (629,188)
   Leaseholder improvements                         -         (5,476)
   Security deposits                            (7,058)       (8,510)
   Proceeds from loans                          901,991      844,183
                                             ----------     ----------
                                               (439,602)     (46,991)
                                             ----------     ----------
                                                692,400      463,000
                                             ----------     ----------
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
   Proceeds from sale of stock               $  (91,799)   $  (5,339)
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

           See accompanying notes to financial statements.
                                 F-4

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 1996

1.   Organization and Summary of Significant Accounting Policies:

Organization: First American Scientific Corp. (the Company) was incorporated on April 12, 1995 under the laws of the State of Nevada, has a year end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulphur. Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

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

FIRST AMERICAN SCIENTIFIC CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
December 31, 1996

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

The Company has eight employees at December 31, 1996.

4.   Technology License

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Sonic Disintegration Equipment for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM Machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications were made to the first SDM bringing its cost to $440,740, at December 31, 1996.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one SDM Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000. Certain modifications have been made to the machine, bringing its cost at December 31, 1996 to $431,616.

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

4.   Technology License continued

Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000 and agreeing to pay
CDN$1,000,000 (US$730,000) in varying amounts between June 30, 1996 and January 2, 1997. This agreement has been amended to defer final payment until later in 1997.

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

6.   Earnings (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to ($0.03) per share.

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

10.  Loans

On March 1, 1996, the Company entered into a loan agreement with LCM Equity Inc. The lender agreed to provide a revolving line or credit up to $500,000 until February 16, 1997. Principal and interest at 9% shall become due and payable on February 16, 1997. The principal balance owning at December 31, 1996 is $72,692. This balance will be converted in 1997. LCM Equity has also advanced additional sums of $415,260 which will also be converted to common shares in 1997.

The Company on April 30, 1996, also entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit up to $800,000 which matures on June 30, 1997. Knowlton Capital, Inc. has the option of renewing the loan, converting to common stock, or redemption. The balance owning to Knowlton Capital, Inc. at December 31, 1996 was $769,737.

11.  Royalty Agreement

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass and rubber which is processed through, by or under license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company is considered to be in the development stage as defined in Statement of Accounting Standards No 7. There have been no operations since incorporation on April 12, 1995 and all funds required to maintain liquidity and finance the construction of the plant in Bakersfield have been raised through sale of stock and loans. The Company intends to continue to raise funds through the sale of stock, and from loans arranged through Knowlton Capital Corp and through LCM Equity Inc, until it becomes operational, and can generate its own capital requirements.

     At December 31, 1996, the Company had an overdraft of $97,000. This was retired early in January 1997 by additional loans injected into the Company. The Company has sufficient liquidity to maintain its operation through its startup stage. The Company has completed its capital construction program and the plant is now operational. Partial operation commences in January 1997 and full production starts February 3, 1997. During the quarter ending December 31, 1996, the Company raised in excess of $400,000 through loans and sale of stock. Most of these funds were used to finalize construction of the plant in Bakersfield, California.

Results of Operations

     During the second quarter ending December 31, 1996, the Company incurred an operating loss of $98,000 thus bringing the loss for the year to date to $327,000. These losses are the result of plant construction and not being in a position to generate revenue. Concurrently with this, the Company incurred operating expenses for equipment rental, freight, contract labor, consulting fees, office and utility expenses. This fully completed plant consists of two (2) SDM machines, bagging equipment, bulk hoppers, extensive electrical panels and component equipment, various conveyor systems, and sundry other items. This equipment, in addition to the 2 SDM machines, has been installed at a cost in excess of $1,500,000. This expansion of facilities has been financed through sale of stock, and through loans provided primarily by Knowlton Capital Corp and through LCM Equity Inc. Some funding was also arranged through Monarch Consulting Services in Manila, Philippines. This plant is now fully completed and will be in full production February 3, 1997.

     This quarter saw the Company commence sale of bulk gypsum from its mine site directly to its customers. This product does not require processing through its SDM machines and can be delivered directly from the mine site to the customer's storage area. These sales amounted to $197,000, and will increase appreciably in the first quarter of 1997.

     Because of these sales, it was necessary to commence purchasing of raw materials and to incur the rail cost of shipment of the product to the customer.

     During the quarter ending December 31, 1996, the Company raised in excess of $400,000 through loans and sale of stock. These funds were used to pay for fixed asset additions to the plant and in reduction of the balance owing on the license agreement.

     During the quarter ending December 31, 1996, the Company reduced its obligations to Spectrasonic from $620,500 to $563,500. The Company intends to retire this remaining debt by mid 1997.

     The Company has been advised by LCM Equity Inc. and another lender that they intend to convert their loans to stock in the first quarter of 1997. These loans amount to almost $400,000.

Inflation

     Inflation has not been a factor in the quarter ending December 31, 1996. This is consistent with the previous quarter and for the fiscal year ending June 30, 1996 wherein inflation has not been a factor. Construction costs were not adversely affected by inflation, nor has inflation had any adverse affect on operating costs to date.

Quarter Ended December 31, 1996

     The Company rents premises at 4100 Burr Street in Bakersfield, California, for the sum of $2,000 per month. These premises are rented for a one year period with the option to renew for an additional 2 years. The plant consists of two (2) SDM machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines. These machines are supplemented by approximately $1,500,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks and sundry other items.

     During the quarter ending December 31, 1996, the largest single expenditure was $25,000 for research and development at the Richmond, British Columbia research center. This development work was primarily directed to rubber applications but some expenditure was incurred regarding the biowaste (sludge) process.

     All results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has changed very little during the past year.

Foreign Operations

     The Company has rented facilities in Richmond, British Columbia Canada, a suburb of Vancouver, British Columbia Canada. At these facilities, the Company carries out research and development work on all three group applications, rubber, biowaste, and industrial minerals. The majority of its efforts in the quarter ending December 31, 1996 was directed toward rubber. The changes made in the rubber process have allowed for much improved throughput and the Company feels it will soon be introducing this process to the commercial market.

     The Company intends to continue to conduct basic research and development at this center in order to realize its goal of obtaining commercial applications for all three group applications.

     This research and development is conducted in a wholly owned subsidiary (a British Columbia company) of First American Scientific Corp. No revenues have been generated at this facility.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 4th day of April, 1997.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/ Jack Lovelock, Chief Executive Officer
     and a member of the Board of Directors.

BY:  /s/ Robert G. Dinning, Secretary/Treasurer,
     Chief Financial Officer and a Member of
     the Board of Directors.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule