Form 10-Q
period 1997-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1997-05-13
CIK 1002822

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

         For the quarterly period ended March 31, 1997.

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

                    YES            NO   x

The number of shares outstanding of the Registrant's Common
Stock, no
par value per share, at March 31, 1997 was 13,081,092 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                             PART I

ITEM 1.   FINANCIAL STATEMENTS.














                   FIRST AMERICAN SCIENTIFIC CORP.

                        FINANCIAL STATEMENTS
            Unaudited - See Notes to Financial Statements

                           MARCH 31, 1997
































       3                 FIRST AMERICAN SCIENTIFIC CORP.
                         BALANCE SHEET - See Notes to Financials

                                   Nine Months
                                   Ending         Year ending
                                   03/31/97       06/30/96
ASSETS
Current Assets
   Bank                            $    21,384    $    (5,339)
   Accounts receivable                  40,951             -
   Inventory - raw materials            18,535             -
   Prepaid expenses                     18,907          9,103
                                   -----------    -----------
                                        99,952          3,764
                                   -----------    -----------
Other Assets
   Technology license                1,905,000      1,905,000
   Ultrasound equipment                872,246        864,260
   Plant assets and equipment        1,515,533        139,929
   Leasehold Improvements                5,476          5,476
   Security deposit                     15,568          8,510
                                   -----------    -----------
                                     4,313,823      2,923,175
                                   -----------    -----------
                                   $ 4,413,600    $ 2,926,939
                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Account payable                 $   279,281    $    75,415
   Accrued interest payable                 -          12,762
   License agreement payable           547,000      1,230,000
                                   -----------    -----------
                                       826,281      1,318,177
                                   -----------    -----------
Other Liabilities
   Loans payable                     1,216,631        672,177
                                   ___________    ___________
Stockholders' Equity
   Common Stock - $0.001 par value
   50,000,000 shares authorized
   13,081,092 shares issued             13,031         8,505

   Additional paid in capital        3,692,662     1,400,818

   Deficit accumulated during the
    development stage               (1,335,005)     (473,421)
                                   -----------    ----------
   Total Stockholders' Equity        2,370,688       935,902
                                   -----------    ----------
                                   $ 4,413,600    $ 2,926,939
                                   ===========    ===========

           See accompanying notes to financial statements.
       4                 FIRST AMERICAN SCIENTIFIC CORP.
                         STATEMENT OF LOSS AND ACCUMULATED
DEFICIT
                         See Notes to Financials

                                   Nine Months
                                   Ending         Year ending
                                   03/31/97       06/30/96

INCOME                             $   154,690    $       -

OPERATING EXPENSES                  1,016,274       (473,421)
                                   ----------     ----------

NET INCOME (LOSS)                  $ (861,584)    $ (473,421)
                                   ==========     ==========

NET INCOME (LOSS) PER SHARE        $    (0.06)    $    (0.06)
                                   ==========     ==========



     The Company commenced operations in March 1997. Prior to that, they were a development stage company.





















           See accompanying notes to financial statements.

       5                 FIRST AMERICAN SCIENTIFIC CORP.
                         STATEMENT OF STOCKHOLDERS' EQUITY
                         See Notes to Financials

(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages. This is page 1 of page 3.)

                                                  Nine
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    03/31/97  06/30/96
BALANCE
   Inception 04/12/95             0          0    $       0 $      0

ADD
   Sale of 6,000,000      6,000,000      6,000       94,000        0
   shares of Common
   Stock on 05/02/95 for
   $100,000 cash.

   Sale of 250,000          250,000        250      174,750        0
   shares of Common
   Stock on 06/22/95 for
   $175,000 payment
   on license agreement

   Sale of 600,000          600,000        600      269,400        0
   shares of Common
   Stock on 09/18/95
   for $270,000

   Sale of 200,000          200,717        200       99,800        0
   shares of Common
   Stock on 10/20/95
   in lieu of $100,000
   payment on a
   management contract

   Sale of 380,717          380,717        381      170,942        0
   shares of Common
   Stock on 03/25/96
   in settlement of
   debt conversion
   for Canadian and
   U.S. dollar loans

   Private Placement         74,400         74       92,926        0
   sale of 74,000 shares
   Common Stock at $1.25

           See accompanying notes to financial statements.
                                 F-3

                         FIRST AMERICAN SCIENTIFIC CORP.
                         STATEMENT OF STOCKHOLDERS' EQUITY
                         See Notes to Financials
(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages.  This is page 2 of page 3.)
                                                  Nine
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    03/31/97  06/30/96
   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 02/29/96 regarding
   the purchase of one
   Gypsum SDM and the
   related technology,
   per agreement

   Sale of 1,000,000      1,000,000      1,000      499,000        0
   shares of Common Stock
   on 07/10/96 regarding
   purchase of technology
   covering all materials,
   per agreement

   Sale of 452,376          452,376        403      201,046        0
   shares of Common Stock
   on 07/03/96 in settlement
   of debt conversion for
   Canadian and U.S. dollar
   loans

   Sale of 957,000          957,000      6,699      663,201        0
   shares of Common Stock
   in Private Placement
   financing, in 09/96

   Sale of 100,000 shares   100,000        100       22,400
   of Common Stock in
   Private Placement
   financing, in 09/96

   Sale of 1,142,188      1,142,188      1,142      455,733
   shares of loan
   conversions and
   settlement of debt by
   issuance of common shares

   Sale of 924,411 shares   942,411        942      444,722
   in settlement of debt
   conversion and settlement
   of financing fees
                                 F-3


                         FIRST AMERICAN SCIENTIFIC CORP.
                         STATEMENT OF STOCKHOLDERS' EQUITY
                         See Notes to Financials
(In order to transmit these documents to the SEC via EDGAR, First
American Scientific Corp., a development stage enterprise, Statement of Stockholders' Equity has been formatted to fit on two pages.  This is page 2 of page 3.)
                                                  Nine
                                                  Months    Year
                              Common Stock        Ending    ending
                         Shares         Amount    03/31/97  06/30/96

   Net Loss for period                                      (861,584)
                         ----------     ------   --------- ---------
   Balance 03/31/97      13,081,092     13,031   3,692,662  (861,584)


































           See accompanying notes to financial statements.

                         FIRST AMERICAN SCIENTIFIC CORP.
                         STATEMENT OF CASH FLOWS
                         See Notes to Financials

                                             Nine
                                             Months    Year
                                             Ending    ending
                                             03/31/97  06/30/96
CASH FLOWS PROVIDED (USED) IN OPERATIONS
   Net Income (loss)                         $ (861,584)  $ (473,421)
   Adjustment to reconcile net loss to
   net cash used by operations:
     Management fees paid by issuance of stock       -       100,000
     (Increase) in accounts receivable          (40,951)          -
     (Increase) in inventory                    (18,535)          -
     (Increase) in prepaid expenses              (9,805)      (9,103)
     Increase in accounts payable               203,867       75,415
     Increase in accrued interest payable       (12,761)      12,761
     Payment on license agreement payable      (500,000)    (127,000)
                                             ----------   ----------
                                             (1,239,769)    (421,348)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
   Payment for technology license             (183,000)     (248,000)
   Purchase of equipment                    (1,334,535)     (629,188)
   Leaseholder improvements                         -         (5,476)
   Security deposits                            (7,058)       (8,510)
   Proceeds from loans                          543,771      844,183
                                             ----------    ---------
                                             (1,029,878)     (46,991)
                                             ----------    ---------
                                              2,296,370      463,000
                                             ----------    ---------
NET INCREASE IN CASH                         $   26,723    $  (5,339)
                                             ==========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest                                          $       0
     Income tax                                        $       0

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES

     Issued 3,123,599 shares of Common Stock in private placement financing and financing fees paid in Common Stock.

     Issued 1,000,000 shares of Common Stock to Spectrasonic Corp on the purchase of worldwide rights to all industrial minerals re SDM machine. Transaction value is $500,000 in common stock plus cash

           See accompanying notes to financial statements.
                                 F-4


                         FIRST AMERICAN SCIENTIFIC CORP.
                         NOTES TO THE FINANCIAL STATEMENTS
                         MARCH 31, 1997

1.   Organization and Summary of Significant Accounting Policies:

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

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. This status ceased when operations commenced in February 1997.

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








       10                FIRST AMERICAN SCIENTIFIC CORP.
                         NOTES TO THE FINANCIAL STATEMENTS
                         MARCH 31, 1997

3.   Offices and Employees

The Company owns no real property. It leases 1,000 square feet of office space at Suite 303 - 409 Granville Street, Vancouver, British
Columbia V6C 1T2 from L.C.M. Equities Inc. The current lease is unwritten and is month-to-month. The Company also leases 3,000 square feet of plant space at 4500 Vanguard Road, Richmond, British
Columbia V6X 2P4 from Spectrasonic Corp., pursuant to a written lease agreement dated December 1, 1995. The lease is for a three year period commencing December 1, 1995 and ending November 30, 1998.
Monthly rental is $2,775 per month for the first two years, and increases 10% in the third year. By mutual agreement, this lease is being terminated effective April 30, 1997. There are no additional fees regarding cancellation.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California, for the industrial processing business for gypsum, limestone and specialty products. The lease, which requires payments of US$1,000 per month, expires on May 14, 1999.

The Company has ten employees at March 31, 1997.

4.   Technology License

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Sonic
Disintegration Equipment for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM Machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications were made to the first SDM bringing its cost to $440,740, at March
31, 1997.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one SDM Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000. Certain modifications have been made to the machine, bringing its cost at March 31, 1997 to $431,506.

On May 17, 1996, the Company executed another agreement with Spectrasonic Corp. for the worldwide license to equipment developed by Spectrasonic for use in disintegration, disposal, recycling, manufacturing and remanufacturing of "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to

       11                FIRST AMERICAN SCIENTIFIC CORP.
                         NOTES TO THE FINANCIAL STATEMENTS
                         MARCH 31, 1997

4.   Technology License continued

Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000 and agreeing to pay
CDN$1,000,000 (US$730,000) in varying amounts between June 30, 1996 and January 2, 1997. This agreement has been amended and no specific terms for repayment presently exit.

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

6.   Earnings (Loss) Per Share

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to ($0.06) per share.

7.   Stock Compensation Plans

The Company has adopted a consultant and employees stock compensation plan. The total number of shares included in the Plan is 350,000.
Any shares issued as a result of the exercise of option thereunder will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of March 31, 1997.

The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 2,000,000 shares are eligible for distribution. To date there has been no allotment to eligible directors and officers.









                         FIRST AMERICAN SCIENTIFIC CORP.
                         NOTES TO THE FINANCIAL STATEMENTS
                         MARCH 31, 1997

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

10.  Loans

On March 1, 1996, the Company entered into a loan agreement with LCM
Equity Inc. The lender agreed to provide a revolving line or credit up to $500,000 until February 16, 1997. All loans arranged with LCM
Equity Inc. As at March 31, 1997 have been converted into common shares of equity in the Company.

The Company on April 30, 1996, also entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit up to $800,000 which matures on June 30, 1997. Knowlton Capital, Inc. has the option of renewing the loan, converting to common stock, or redemption. The balance owning to Knowlton Capital, Inc. at March 31, 1997 was $876,194.

11.  Royalty Agreement

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass and rubber which is processed through, by or under license granted on June 22, 1995, to First American Scientific Corp.
by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at March 31, 1997.













ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company was considered to be in the development stage as defined in Statement of Accounting Standards No 7. until February, 1997 when the Company commenced selling processed industrial mineral materials. Prior to this, there had been no operations since incorporation on April 12, 1995, and all funds required to maintain liquidity, finance the construction of the plant in Bakersfield, and the startup process, had been raised through private loans and the sale of common stock. The Company continues to raise funds from private loans, and the sale of common stock until it can generate its cash requirements by internal means. As the Company has now entered full production, it anticipates that its requirements for additional capital will be minimal , as the business becomes cash flow positive. The financing anticipated will be a restructuring of its existing debt, and the Company intends to pursue this course of action.

At March 31, 1997, the Company had cash on hand of $21,000. It also had inventory and accounts receivable of an additional $60,000, but this is offset by accounts payable of $279,000. The Company recognizes that it requires more working capital and is addressing the issue. It anticipates raising either long term debt or equity in the next quarter to help correct the imbalance in the working capital position.

The Company has sufficient liquidity to maintain its operation through its production startup stage. During the past quarter, the Company obtained an additional $350,000 in loans and sale of common shares. These funds were used to pay down accounts payable, and assist in acquisition of raw materials for the commencement of production. The Company has completed its capital construction program and requires only nominal additions in the year ahead.
Production started in February, 1997 and the Company had sales of $154,000 in the quarter ending March 31, 1997.

RESULTS OF OPERATIONS

During the third quarter ending March 31, 1997, the Company incurred an operating loss of $534,000 thus bringing the loss for the year to date to $861,584. These losses included financing costs of $165,000 and some startup marketing and promotional expenditures of $35,000. These costs were incurred in the third quarter. As well, the Company incurred additional equipment leasing costs in the third quarter of $65,000. These lease obligations have been renegotiated and the contracts have been converted to a lease to purchase, with lower monthly charges.





The plant became fully operational in March, 1997 and the Company is presently operating two shifts per day, on a five day working week.
The two SDM machines, along with the bagging equipment, bulk hoppers, conveyor systems, and the extensive electrical system, are
functioning as anticipated  and production levels are in line with
budgeted  projections.  Plant costs of $1,515,000   are in excess of
original estimates and resulted in additional financing costs.  These additional costs have  been financed through sale of debt and equity financing of $350,000.

This quarter saw the Company commence sale of industrial minerals, being mainly processed gypsum. The Company has also completed testing on potash, limestone, anticipates sales of said products in the next quarter. As well, the Company anticipates blending of products which will be sold at higher profit margins than unblended products.

During the third quarter, weather conditions were quite poor and this sharply curtailed the sale of broadcast or bulk gypsum material.
While the Company has not abandoned this market, it will focus its efforts in the next six months in the sale of processed industrial minerals.

The Company advises that LCM Equity Inc converted all outstanding loans into common stock.

INFLATION

Inflation continues to be a non-factor in the quarter ending March
31, 1997. This is consistent with the previous quarter and for the fiscal year ending June 30, 1996. Construction costs were not adversely affected by inflation, nor has inflation had any adverse affect on operating costs to date.

QUARTER ENDED MARCH 31, 1997

The Company rents premises at 4100 Burr Street in Bakersfield,
California, for the sum of $1,000 per month. These premises are rented for a one year period with the option to renew for an additional 2 years. The plant consists of two (2) SDM machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines.
These machines are supplemented by approximately $1,500,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks, and sundry other items.

During the quarter ending March 31, 1997, the largest single expenditure was $165,000 for financing costs related to the various private placements, and loans arranged over the past nine months. The
Company also started a marketing program ($35,000) to create a better awareness for the technology as it relates to industrial minerals, rubber and biowaste (sludge). During the third quarter, the Company continues to spend funds ($25,000) on research and development for rubber and biowaste (sludge) and is optimistic that an onsite testing program for biowaste will be implemented in the next three to six months.

All results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has changed very little during the past year.

FOREIGN OPERATIONS

The Company has rented facilities in Richmond, British Columbia,
Canada, a suburb of Vancouver, British Columbia, Canada. At these facilities, the Company carries out research and development work on all three group applications, rubber, biowaste, and industrial minerals. The focus of its efforts in the quarter ending March 31, 1997 was directed toward biowaste. As indicated above, a test program will be implemented regarding biowaste in the near future.

The Company is evaluating its basic research and development center and hopes to soon reach a conclusion as to the best method of conducting this research. Its alternative is to consider conducting this research at an onsite production facility.

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

Dated this 12th day of May, 1997.

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


