Form 10-K
period 1997-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1998-04-29
CIK 1002822

                                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - June 30, 1997
     OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

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

                       409 Granville Street
                             Suite 303
               Vancouver, British Columbia   V6C 1T2
 (Address of principal executive offices, including postal code.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of March 7, 1998 was 19,806,198.


                Documents Incorporated by Reference


1. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996.

2. Solicitation of Consent of Shareholder Statement, sent to shareholders on or about July 15, 1996.

3. Form 8-K filed with the Securities and Exchange Commission on or about September 25, 1996.

4. Form 8-K filed with the Securities and Exchange Commission on or about April 21, 1997.

5. Form 8-K filed with the Securities and Exchange Commission on or about August 27, 1997.

6. Form 8-K filed with the Securities and Exchange Commission on or about November 3, 1997.

7. Form 8-K filed with the Securities and Exchange Commission on or about March 9, 1998.

8. Form 10-Q filed with the Securities and Exchange Commission for the period ending September 30, 1996.

9. Form 10-Q filed with the Securities and Exchange Commission for the period ending December 31, 1996.

10. Form 10-Q filed with the Securities and Exchange Commission for the period ending March 31, 1997.











       3                      PART I
ITEM 1.   BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was formed under the laws of the State of Nevada on April 12, 1995. The initial purpose of the Company was to use an exclusive license to develop, market, distribute, manufacture and sell equipment, technology, products and services worldwide, using the Kinetic Disintegration System (KDS), a process using standing sound waves and kinetic energy technology to disintegrate industrial materials such as gypsum, phosphates, sulfates, nitrates, glass and sludge. The Company also acquired the rights to develop, market and distribute the KDS for micronizing any and all products.

     In connection with the foregoing, the Company entered into three licensing agreements for the micronizing process. The first agreement was entered into June 1995 and, dealt with processing of rubber and glass. The second agreement was entered into in February 1996 and, covered gypsum and the third agreement was entered into May 1996 and, covered any and all other applications. In 1996, the Company constructed a facility in Bakersfield, California for the purpose of processing various industrial minerals and for "prescription-blend" mineral processing. Prescription blend is the process of of mixing a blend of industrial materials for use on a particular agriculture crop.

Business

     The Company produces extremely fine powders (MICROFINE Tm) comparable to talcum powder from a wide variety of recycled and raw materials. The Kinetic Disintegrator System (KDS) is exclusively licensed to the Company by Spectrasonic Corp. ("Spectrasonic") and utilizes a highly refined process of standing sound waves and kinetic energy technology for disintegrating materials. MICROFINE Tm powders demand a higher market price because they can be used as cost effective, high performance fillers and additives in a wide variety of compounds and emulsions.

     The initial objective of the Company was to produce fine rubber powder. Because additional research was needed to enhance the production, the Company decided to focus its efforts on industrial minerals and delay production of fine rubber until the other applications are generating profits and funds would then be available for additional rubber research.

     Accordingly, the Company identified the agricultural industry and specifically the San Joaquin Valley, California as representing a significant, viable current business opportunity.

     The San Joaquin Valley (the "Valley") is one of the largest agriculture areas in the United States. The Valley growers rely heavily on water from the Sierra Mountains for irrigation. The water has a high sodium content and along with the other minerals, tends pack the soil and prevent water and other mineral nutrients from permeating below the surface. As a result, it is becoming more expensive to irrigate with Sierra Mountain water. Accordingly, there is a market for solution grade soil amendment minerals, e.g. gypsum, lime and sulphur magnesium, that can be distributed through automated irrigation systems instead of being disbursed manually. These soil amendments allow water to permeate the soil more efficiently. This method conserves water, is more effective in terms of application and is generally less expensive overall.

     To take advantage of this method and implement soil amendment programs, growers require that the minerals be available in a very fine powder that will stay suspended in water, pass through the irrigation systems and not clog sprinkler heads.

     This is the market the Company is developing. As a result, the Company leased a building in Bakersfield, California, for its first milling operation. Construction commenced in July 1996, and was completed in April 1997. Testing of the plant facility was carried out in April and May 1997, and full production commenced in late May 1997. The plant is designed to accommodate two (2) KDS machines along with the necessary bulk feed system, hoppers, conveyors and bagging systems. Total capital costs for this plant are in excess of $2.4 million dollars. This was financed by private placements of common stock and private loans.

     During the month of June 1997, the plant produced processed material at the rate of 10 tons per hour. Depending on the shift lengths and number of days worked per month, production can vary between 1,000 tons and 6,000 tons per month. Product processed in June was gypsum. The product produced is a very fine mesh, of at
least minus 250 mesh.   Mesh is a standard term for definition of
particle size. The higher the number, the smaller the particle. The anticipated size of product described above of minus 250 mesh is similar in size to talcum powder.

     The Company's micronizing system can cost effectively process any of the industrial minerals such as gypsum, limestone, sulphur, dolomite, and various phosphates and nitrates into MICROFINE Tm powders and has the capability of being able to "prescription-blend" any combination of minerals for more optimal results.

Summary of Exclusive Agreements with Spectrasonic Corp.

     On June 22, 1995, the Company entered into an initial Exclusive License Agreement with Spectrasonic Corp. The contract is for a period of 99 years. Spectrasonic has developed and is the sole proprietary owner of all of the proprietary rights to the KDS. On July 2, 1997, the Company acquired a license to all patents issued, to be issued, or pending, as well as all manufacturing rights, drawings, blueprints, CAD drawings, for the total consideration of 1,000,000 shares at US$0.15 per share of the Company's Common Stock plus $500,000, payable on the basis of $50,000 per machine sold, until the Company has sold 10 machines. When this happens, the debt is considered to be paid in full. On August 22, 1997, Spectrasonic advised the Company that a patent had been issued. The Company has no documentation to support the foregoing.

     Under the terms of the foregoing agreement, Spectrasonic granted the Company the exclusive license to develop, market, manufacture distribute and sell equipment, technology, products and services worldwide using the KDS system as it relates to rubber and glass disposal.

     The total contract price for this license was US$550,000. The Company issued 250,000 common shares to Spectrasonic at an aggregate value of US$175,000. In addition, the Company paid a total of US$375,000 in various payments bringing the total payout to US$550,000.

     On February 22, 1996, the Company executed a second License Agreement with Spectrasonic for a period of 99 years, whereby the Company acquired the exclusive rights to exploit, develop, use, manufacture, market, distribute and sell KDS systems as they relate to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing, using new or used raw materials.

     The total consideration for this license was US$775,000, consisting of 1,000,000 common shares at US$0.50 each, valued at US$500,000 plus cash payments totaling US$275,000, which has been fully paid. This license agreement is exclusive except for one operator located in the state of Washington, who has one machine, and has the rights to use this machine in four states. The Washington operator will not have any significant impact on the operation of the Company.

     On May 17, 1996, the Company executed a third License Agreement with Spectrasonic wherein it acquired the world wide rights to all and any kinds of materials not covered in previous agreements. This agreement covers both new and used materials, and covers disintegration, disposal, recycling, remanufacturing or manufacturing or any and all kinds of materials using the KDS equipment and/or technology. One Canadian operator has a license which covers feed and fertilizer, however, his license will not have a significant impact on the operation of the Company.

     The third license agreement is for a period of 99 years and the total consideration for it was US$1,250,000 consisting of 1,000,000 shares of the Company's Common Stock at US$0.50 per share for a total of US$500,000 plus a payment of $1,000,000 Canadian funds (converts to US$740,000) by January 2, 1997. During the fiscal year, payments totaling $174,250 were made to Spectrasonic, leaving a balance at June 30, 1997 of $537,000. A supplementary agreement dated October 24, 1996 provided for a revised payout schedule for the balance owing on this Agreement.

Market

     The Company believes that its geographical market will be initially limited to California. The total cropland in the state of California is over eleven (11) million acres with 8.6 million acres irrigated. The average agricultural usage is two tons of gypsum per acre of irrigated cropland. The Central Valley of California is the largest user of gypsum in the USA.

Competition

     The Company competes with other producers of gypsum and gypsum powder who have superior financial and manufacturing capabilities. Because the demand for gypsum in California is great, the Company believes that superior competition will not effect the Company's operations.

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

Advantages/Disadvantages

     The Company believes that the advantages of its operation include: 1) The location of the Company's plant in relation to the San Joaquin Valley; 2) the ability to produce fine ground gypsum that can be disbursed through the irrigation system as opposed to being manually mixed with the soil; 3) more favorable prices to purchasers; and 4) the ability to procure other solution grade minerals such as limestone, dolomite, and sulphur magnesium.

     The Company believes that the disadvantages of its operations include: 1) An unproven start-up corporation that has not generated any revenues or sales of its products; 2) the need for additional financing; and, 3) the Company has not entered into any agreements with anyone to purchase its Amendments.

Company's Facilities

     The Company's corporate offices are located at Suite 303 - 409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2. The phone number of the Company is (604) 681-8656 and the fax number is
(604) 844-7572. The Company's research facility which was located at 4500 Vanguard Road, Richmond, British Columbia, Canada V6X 2P4, has now been closed and the lease terminated. There was no cost regarding the termination of the lease. The Company also has a branch office located at 4100 Burr Street, Bakersfield California 93308. This is the location of the Company's plant for industrial minerals. The premises consist of about 3 acres of land and a 5,000 square foot building. The Company has leased the foregoing facilities over a two year period with options to renew.

Employees

     The Company currently has fourteen (14) employees other than Officers and Directors. The Company also engaged consultants, attorneys and accountants as necessary in the completion of its facility in Bakersfield. Employment will vary depending on the number of shifts in operation at the plant.

Other

     The Company entered into a loan agreement with LCM Equity, Inc. ("LCM Equity"), located at 7811 Angus Drive, Vancouver, British Columbia, Canada V6P 5K7, wherein LCM Equity agreed to lend the Company up to US$500,000 by way of a revolving line of credit. This line of credit was available until February 16, 1997 at which time it was terminated by agreement. At June 30, 1996, the loan balance outstanding was US$274,141. In July 1996, loans totaling US$201,449 were converted to 452,376 shares of common stock, leaving a balance outstanding of US$72,692. On November 30, 1996, the balance of US$72,692 was converted into 181,730 shares of common stock in full satisfaction of the debt. LCM Equity also lent the Company the sum of US$192,260, which was repaid by the issuance of 480,650 shares of common stock. At June 30, 1997, the Company had no outstanding loans with LCM Equity.

     On April 30, 1996, the Company entered into a loan agreement, with Knowlton Capital, Inc. ("Knowlton"), a proprietorship carrying on business in the Province of Quebec, and having its offices at 329 Brill Road, Foster, Quebec J0E 1R0. Pursuant to thereto, Knowlton agreed to loan the Company up to US$800,000 with interest payable at 10% per annum. Currently there is an outstanding balance and repayment of thereof has been extended to June 30, 1998. In consideration of the extension of loans, Knowlton received 398,836 shares of Common Stock by directors resolution dated April 2, 1997. By agreeing to extend the loan, Knowlton also has the option of converting any amount of the loan and interest outstanding to common shares at US$0.33 per share. The loan is secured by all of the Company's plant and equipment located in Bakersfield, California. The balance the loan outstanding at June 30, 1997 was US$790,229. Additional loans from Jacqueline Lovelock, the daughter of the Company's Chief Executive Officer and Chairman of the Board, Jack Lovelock in the amount of US$82,000 and Meraloma Club, a private investment concern of Vancouver, British Columbia in the amount of US$36,500 were obtained during the year. Both loans carry interest at 10% per annum and are repayable on June 30, 1998.

     In April 1997, Magic Trading, Inc. ("Magic"), a foreign controlled investment company, agreed to provide certain loans to the Company. As consideration for the Loan, Magic received the option of either repayment by December 31, 1997 or conversion into common stock at the price of US$0.33 per share. At June 30, 1997, the loan outstanding amounted to US$171,414. Currently there is an outstanding balance due of $171,414. This debt was settled subsequent to the year end by issuance of 1,278,414 shares of Common Stock.

     On July 26, 1996, the Company entered into an agreement with Eco Solutions, L.L.C. and Pacific Gypsum Products, Inc., whereby the Company acquired exclusive rights to gypsum used for agricultural purposes from the mine site at Blythe, California for fifteen (15) years. Eco Solutions L.L.C. was unable to perform according to the contract and have been, by mutual agreement of all parties, have been released from performance thereof. The Company presently has exclusive marketing rights to the gypsum and intends to commence sale of gypsum from the Blythe, California site in April 1998. Financing of the foregoing agreement was assisted by a loan from Huntington, Inc., a foreign controlled investment company, in the amount of $100,000. The repayment terms are negotiable.


ITEM 2.   PROPERTIES

     The Company owns no real property. It leases 1,000 square feet of office space at #303 - 409 Granville Street, Vancouver, British Columbia V6C 1T2 from LCM Equities. The cost of the space, plus any administrative costs, is approximately $1,000 per month. The lease is verbal and is on a month-to-month basis.

     The Company leases industrial land at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. The lease was for 12 months, commencing April 15, 1996 and expiring April 14, 1997. The lease has been extended by one year, expiring April 14, 1998. The land consists of 100,000 square feet. The rent for the premises is US$2,000 per month with a security deposit of US$2,500.

     The Company owns two KDS systems at June 30, 1997 and leases an additional two machines. The first two KDS systems were acquired as part of its licensing agreement with Spectrasonic and are recorded at a cost of US$872,246. In the fiscal period ending June 30, 1997, US$8,000 was expended on these systems as part of its continuing research and development. The two other KDS machines will be used for the processing of sludge.

     The Company has other fixed assets at its proposed Bakersfield, California plant. The value of these assets at June 30, 1997 is totaling US$1,521,477 consist of hoppers, bagging equipment, electrical paneling and extensive site preparation, paving, construction of a building, and general storage bins.

     The Company also has a cost of $1,905,000 in regard to the Technology License.


ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings are pending to which the Company is a party or of which any of the Company' property is the subject matter other than as described below. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party to any litigation.

     PRIMECO V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judaical District Case No. 139650, filed on approximately September 19, 1998. This complaint claims breach of contract and accompanying causes of action seeking payment for rental equipment. The claim is in the amount $21,231.54. The complaint has been answered and a settlement agreement has been proposed and accepted. The settlement will be for the amount of the claim paid out over 10 months to be paid in full by August 30, 1998. The Company is now in arrear on the payment plan and plaintiff has notified the Company that they intend to file the stipulated judgment that was entered into at the time of settlement.

     DARCO EQUIPMENT VS. FIRST AMERICAN SCIENTIFIC CORP., Orange County Superior Court, Case No. 786408, filed on approximately November 4, 1997. However, in June 1997, plaintiff attempted to settle the matter with the help of another attorney, but failed to pursue the settlement. This complaints claims breach of contract and accompanying causes of action seeking payment for equipment purchased. Management has attempted settlement of the matter and as of December 9, 1997, plaintiff has requested a settlement of the matter for approximately $11,500. The total claim is approximately $14,000 and this is the total potential for loss to the Company. The matter is now set for trail and discovery is continuing.

     KERN ROCK V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 137938, filed on approximately July 24, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for labor performed. A settlement was reached in this matter whereby the Company agreed to pay $2,000 per month until a total of $11,634.96 is paid to plaintiff. The parties entered into a stipulation for entry of judgment to be filed only if the Company defaults on the payment plan.

     TERRAIN TECHNOLOGY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 140950, filed on approximately October 8, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for roadwork improvement. The total amount of the claim is $6,194.93. An answer has been filed for the Company and management has elected to attempt to settle the matter out of court. Negotiations are currently taking place regarding settlement for the amount claimed. An attorney's fees provisions exists in the contract and would add to the potential liability of the Company in this matter. A request to set this matter for trial has been made and discovery continues.

     GAHVEJJAN ENTERPRISES, INC. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno Municipal Court, Consolidated Fresno Judicial District, Case No. C97908858-4, filed on approximately November 17, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for goods delivered to the Company. An answer has yet to be filed in this matter and no settlement negotiations have taken place, however, management has decided to attempt to settle this matter. For an amount up to the claim of approximately $9,000. This figure represents the approximate total loss potential. An answer has been filed and the matter is set for trial on April 4, 1998. Management has chosen not to defend this matter and it can be assumed that a judgment in favor of plaintiff will be rendered in the approximate amount of $9,000.

     Summan Material asserted a claim for $22,204 by demand letter of February 12, 1997. The claim arises out of the processing of material for Summa and the claim that product was lost and not delivered in accordance with the time and size specifications set forth in the contract.

     On October 1, 1997, Scientific American, Inc. sent a letter to the Company claiming the it infringed on federal service marks belonging to Scientific American, Inc. No claim for any dollar figure accompanied the demand to cease and desist from doing business under the name First American Scientific Corp. However, a claim may include damages, profits and attorneys' fees. No assessment of this claim is possible at this time and further research must be undertaken to determine the validity of this claim.

     At June 30, 1997, a litigation reserve of $62,061 was recorded for outstanding litigation issues.

     In the event all parties are successful in their claims, the Company may be forced into bankruptcy, receivership and/or forced to cease operations.


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

          Proposal No. 2. Change the name of the Company from First American Scientific Corp. to Microsonics
     International Corporation.

     Both proposals passed, however, the Articles of Incorporation have not been amended to reflect the foregoing.

     Since the foregoing, no other proposals have been submitted to the Company's shareholders.


ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
          EQUITY AND RELATED STOCKHOLDER MATTERS

     At March 23, 1998, the Company had 292 shareholders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

     The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC". The table shows the high and low bid of the Company's Common Stock since February 29, 1996, when the Company's securities began trading.

     Quarter Ended                 Bid
                                   High      Low
          March 31, 1996           2.125     1.625
          June 30, 1996            1.90625   0.875
          September 30, 1996       0.71      0.71
          December 31, 1996        0.20      0.18
          March 31, 1997           0.16      0.12
          June 30, 1997            0.175     0.15
          September 30, 1997       0.20      0.18
          December 31, 1997        0.10      0.085
          March 31, 1998           0.055     0.065

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

Statement of Operations and Accumulated Deficit Data:

                    Year ended     Year ended     Year ended
                    June 30, 1997  June 30, 1996  June 30, 1995
Income              $    347,721    $       -     $        -

Cost of Sales       $    157,974            -              -
                    ------------   -----------    -----------
Gross Profit        $    189,747            -              -
                    ------------   -----------    -----------
Operating Expenses     1,514,381       473,369             52
                    ------------   -----------    -----------
Net Loss            $ (1,324,634)  $  (473,369)           (52)
                    ------------   -----------    -----------
Accumulated Deficit,
  End of Period     $ (1,798,055)  $  (473,421)   $       (52)
                    ============   ===========    ===========
Net Loss per share  $      (0.12)  $     (0.07)           NIL
                    ============   ===========    ===========
Weighted Average
 Number of Common
 Shares Outstanding   11,325,635     6,168,954      6,000,000
                    ============   ===========    ===========
Balance Sheet Data:
  Working Capital   $ (2,320,026)  $ (1,987,273)  $  (525,052)
  Total Assets      $  4,422,427   $  2,932,278   $ 1,034,948
  Long-term debt    $        -0-   $        -0-   $       -0-
  Shareholders'
    Equity          $ 1,947,038    $    935,902   $   274,948

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

  The Company completed construction in April 1997, and commenced operations in late May 1997. The Company recognizes that it will have to obtain additional cash through the issuance of debt or equity securities to assist in start-up costs as the operation accelerates to full production. The Company entered into a new loan agreement with LCM Equity dated March 1, 1996. The original loan agreement dated October 30, 1995 was terminated and replaced by the March 1, 1996 agreement. This agreement provided financing up to US$500,000 to be repayable or converted into common stock.
At June 30, 1996, a balance of $274,141 was outstanding to LCM Equity and all of these loans were converted to common stock in the current fiscal year. The funds raised through LCM Equity were used to finance the construction of a plant in Bakersfield and pay down the debt to Spectrasonic. All loans received from LCM Equity have been converted into common stock and there is nothing owing to LCM Equity at June 30, 1997.

  The Company also entered into a loan agreement with Knowlton on April 30, 1996, wherein Knowlton provided financing up to US$800,000. The loan is repayable December 31, 1996, but can be extended to June 30, 1998. Interest will be chargeable at 10% per annum. Security to be provided is a collateral mortgage on the fixed assets (a U.C.C. filing) at the Bakersfield plant. The balance outstanding at June 30, 1997 was $790,229 and the funds were used to assist in the construction of the Bakersfield plant, and provide working capital to the operation.

  Additional loans were also received from J. Lovelock for $82,000 and Meraloma Club, for $36,500. Both loans are due June 30, 1998 and carry interest at 10% per annum.

  The Company conducted extensive marketing research in the field of industrial minerals prior to commencing construction of the plant in Bakersfield. It was determined that there was a need for a fine grind product, especially gypsum, limestone and sulphur. As the KDM machines produce a very fine grind finished product, it passes through the sprinkler systems without clogging and allows for an automated distribution of these products over a wide area. These products are used as soil additives because of the acid level in the water in the San Joaquin valley. The Company anticipates that it can produce 5-6 tons of finished product per hour and that it will probably operate a two shift operation of 10 hours each, and work six days per week. This will allow for production of about 1400 tons of finished product per week. When the demand is high, the Company will work three shifts, seven days per week. The Company has secured a guaranteed supply of gypsum from Blythe California at a guaranteed price. The raw material is shipped by rail to Bakersfield to be processed at the plant. Plant operating expenses are well defined and operating profits before tax when in full operation, should be in excess of 30%. Because of losses incurred in the start up of the plant, the tax liability in the first year will be nil.

  Marketing, strategic planning, expansion, financial planning and general corporate management will be carried out by officers and outside consultants where necessary. Remuneration will commence at the same time the plant becomes fully operational. Stock option plans have been established for the following officers and consultants:

     Jack Lovelock    300,000 common shares
     Richard Camuso   200,000 common shares
     Robert Dinning   200,000 common shares
     David Annett      50,000 common shares

These options, at a price of $0.001 were approved by the Board of Directors April 15, 1997.

  The Company leases space at 4100 Burr Street, Bakersfield,
California 93303, for the operation of its plant. The lease is for 24 months, commencing April 15, 1996 and expiring April 14, 1998.
The land consists of 100,000 square feet. The rent for the premises is US$2,000 per month with a security deposit of $2,500.

Results of Operations - July 1, 1996 through June 30, 1997

  The Company became operational in March 1997, encountered some setup problems and eventually became fully operational in late May 1997. During the fiscal year ending June 30, 1997, the Company had operating revenues of $347,720 and had operating expenses of $1,514,381 for a loss for the year of $1,324,624. These losses include interest and financing costs of $203,866 and research and development costs of $91,897. While the Company has not yet generated a profit, its market analysis and the response of customers has clearly demonstrated that processed industrial minerals will continue to be in demand and will be very saleable at competitive prices. In the fiscal period ending June 30, 1997, the Company had only one month of production, because the plant was not completed until the latter part of May 1997. Expenses for the past year included numerous start-up costs which will not continue in the coming year. As well, certain lease agreements for equipment have been re-negotiated to lease/purchase agreements, resulting in lower monthly charges. The current year's operations did not include the sale of any broadcast gypsum because of unforeseen problems with a proposed partner. This partner is no longer involved and the Company expects to process significant broadcast gypsum orders over the next fiscal year.

Foreign Operations

  The Company has a foreign subsidiary, 521345 B.C. LTD., ("521345") British Columbia corporation, which is located in Vancouver, British Columbia. Its operations are restricted to research and development only. The directors are Jack Lovelock and Robert Dinning. Its officers are Jack Lovelock, President, and Robert Dinning, Secretary. Its operations are in the United States and its expansion activities are also in the United States. Exchange rates in the past year have varied very little and there has been no impact on the financial statements because of foreign exchange losses. In the future, such foreign exchange transactions will be recorded in the Statement of Stockholders' Equity.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




                  FIRST AMERICAN SCIENTIFIC CORP.


                   Audited Financial Statements


                         TABLE OF CONTENTS





AUDITOR'S REPORT                                    F-1


FINANCIAL STATEMENTS

  Balance Sheets                                    F-2
  Statements of Operations and Accumulated Deficit  F-3
  Statement of Stockholders' Equity                 F-4
  Statements of Cash Flows                          F-6

NOTES TO FINANCIAL STATEMENTS                       F-8

Board of Directors
First American Scientific Corp.


                   INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp. as of June 30, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. at June 30, 1997 and 1996, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the financial statements, as of June 30, 1997 the Company was in default under its worldwide technology license agreement with Spectrasonic Corp. Additionally, the Company's working capital deficit of $2,320,026 at June 30, 1997 raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Williams & Webster, P.S.
Certified Public Accountants
January 5, 1998

FIRST AMERICAN SCIENTIFIC CORP.
BALANCE SHEETS

ASSETS                             June 30, 1997  June 30, 1996
                                   ------------   -------------
CURRENT ASSETS
     Cash                          $    8,211     $        0
     Accounts receivable               72,940             -
     Inventory                         55,376             -
     Prepaid expenses                  18,836           9,103
                                   ----------     -----------
                                      155,363           9,103
                                   ----------     -----------

PROPERTY AND EQUIPMENT
     Ultrasound equipment             872,246         864,260
     Plant assets and equipment     1,512,561         139,929
     Office equipment                   8,916              -
     Leasehold improvements             5,476           5,476
                                   ----------     -----------
                                    2,399,199       1,009,665

  Less:  Accumulated depreciation     (31,536)             -
                                   ----------     -----------
                                    2,367,663       1,009,665
                                   ----------     -----------

OTHER ASSETS
     Technology licenses   net
        of amortization             1,883,833       1,905,000
     Deposits                          15,568           8,510
                                   ----------     -----------
                                    1,899,401       1,913,510
                                   ----------     -----------
                                   $4,422,427     $ 2,932,278
                                   ==========     ===========












The accompanying notes are an integral part of these financial statements.

                               F-2a

FIRST AMERICAN SCIENTIFIC CORP.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                   $    4,754     $    5,339
  Accounts payable and
    accrued expenses                  406,272         75,415
  Litigation reserve                   62,061             -
  Accrued interest                     85,159         12,762
  Short term loans payable            589,914             -
  Loan payable - LCM Equity, Inc.          -         274,141
  Loan payable -
    Knowlton Capital Inc.             790,229        398,719
  License agreement payable
    Spectrasonic Corp.                537,000      1,230,000
                                   ----------     ----------
                                    2,475,389      1,996,376
                                   ----------     ----------

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value
   50,000,000 shares authorized,
   13,622,448 and 8,505,117 shares
   issued, respectively                13,622          8,505
  Additional paid-in capital        3,731,471      1,400,818
  Accumulated deficit              (1,798,055)      (473,421)
                                   ----------     ----------
                                    1,947,038        935,902
                                   ----------     ----------
                                   $4,422,427     $2,932,278
                                   ==========     ==========














The accompanying notes are an integral part of these financial statements.


                               F-2b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                  Inception
                                                  (April 12, 1995)
                    Year Ended     Year Ended     Through
                    June 30, 1997  June 30, 1996  June 30, 1995
                    -------------  -------------  --------------
REVENUES            $   347,721            -              -

COST OF SALES           157,974            -              -
                    -----------    ----------     ----------

     GROSS PROFIT       189,747            -              -

GENERAL AND
  ADMINISTRATIVE
    EXPENSES          1,514,381       473,369             52
                    -----------    ----------     ----------

LOSS BEFORE INCOME
  TAXES              (1,324,634)     (473,369)           (52)
PROVISION FOR INCOME
  TAXES                      -             -              -
                    -----------    ----------     ----------

NET LOSS             (1,324,634)     (473,369)           (52)

ACCUMULATED DEFICIT
  BEGINNING OF
   PERIOD              (473,421)          (52)            -
                    -----------    ----------     ----------

ACCUMULATED DEFICIT
  END OF PERIOD     $ (1,798,055)  $ (473,421)    $      (52)
                    ============   ==========     ==========

NET LOSS PER
  COMMON SHARE      $      (0.12)  $    (0.07)    $      NIL
                    ============   ==========     ==========

WEIGHTED AVERAGE
  NUMBER OF COMMON SHARES
  OUTSTANDING         11,325,635    7,168,954      6,000,000
                    ============   ==========     ==========

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
June 30, 1997

                                             Additional
                              Common Stock   Paid-in
                         Shares    Amount    Capital
                         --------  -------   ---------
BALANCE - Inception
   April 12, 1995               -  $    -    $        -

Issuance of stock at $0.1667
  per share for cash     6,000,000   6,000        94,000

Issuance of stock at $0.70
  per share for payment on
  license agreement        250,000     250       174,750

Net loss for the period         -       -             -
                         --------- -------   -----------
BALANCE
  June 30, 1995          6,250,000   6,250       268,750

Issuance of stock at $0.45
  per share for cash       600,000     600       269,400

Issuance of stock at $0.50 per
  share in lieu of payment on a
  management contract      200,000     200        99,800

Issuance of stock at $0.50
  per share for purchase of
  one Gypsum SDM and
  the related technology,
  per agreement          1,000,000   1,000       499,000

Private placement sale of
  stock at $1.25 per share
  for cash                  74,400      74        92,926

Issuance of stock at $0.45
  per share in settlement of
  debt conversion          380,717     381       170,942

Net loss for the year           -       -             -
                         --------- -------   -----------
BALANCE
  June 30, 1996          8,505,117 $ 8,505   $ 1,400,818
                         --------- -------   -----------

The accompanying notes are an integral part of these financial statements.
                               F-4a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY  (Continued)
June 30, 1997

                         Total
                         Deficit        Stockholders'
                         Accumulated    Equity
                         -----------    -------------
BALANCE - Inception
  April 12, 1995         $      -       $       -

Issuance of stock at $0.1667
  per share for cash            -          100,000

Issuance of stock at $0.70
  per share for payment on
  license agreement             -          175,000

Net loss for the period        (52)            (52)
                         ---------      ----------
BALANCE
  June 30, 1995                (52)        274,948

Issuance of stock at $0.45
  per share for cash            -          270,000

Issuance of stock at $0.50 per
  share in lieu of payment on a
  management contract           -          100,000

Issuance of stock at $0.50
  per share for purchase of
  one Gypsum SDM and
  the related technology,
  per agreement                 -          500,000

Private placement sale of
  stock at $1.25 per share
  for cash                      -           93,000

Issuance of stock at $0.45
  per share in settlement of
  debt conversion               -          171,323

Net loss for the year     (473,369)       (473,369)
                         ---------      ----------
BALANCE
  June 30, 1996          $(473,421)     $  935,902
                         ---------      ----------

The accompanying notes are an integral part of these financial statements.
                               F-4b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
June 30, 1997

                                             Additional
                         Common Stock        Paid-in
                    Shares         Amount    Capital
                    --------       -------   ---------
BALANCE
  June 30, 1996      8,505,117     $  8,505  $ 1,400,818

Issuance of stock at $0.50
  per share for payment
  on technology license
  agreement          1,000,000        1,000      499,000

Issuance of stock at
  $0.0875 per share
  for financing fees    107,440         107        9,293

Issuance of stock at
  $0.4453 per share
  for loan payment     452,376          452      200,997

Issuance of stock at $.40
  per share for cash    957,000         957      668,943

Issuance of stock at $.225
  per share for cash    100,000         100       22,400

Issuance of stock
  at $.40 per share for
  loan payment         912,380          912      364,040

Issuance of stock
  at $0.40 per share
  for services         229,808          230       91,693

Issuance of stock at
  $0.33 per share for
  loan extensions      598,382          599      193,867

Issuance of stock
  at $0.37 per share
  for loan payment     759,945          760      280,420

Net loss for the year    -               -            -
                    ----------     --------  -----------
BALANCE
  June 30, 1997     13,622,448     $ 13,622  $ 3,731,471
                    ==========     ========  ===========

The accompanying notes are an integral part of these financial statements.
                               F-5a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY (Continued)
June 30, 1997

                         Total
                         Deficit        Stockholders'
                         Accumulated    Equity
                         -----------    -------------
BALANCE
  June 30, 1996          $   (473,421)  $   935,902

Issuance of stock at $0.50
  per share for payment
  on technology license
  agreement                        -        500,000

Issuance of stock
  at $0.0875 per share
  for financing fees               -          9,400

Issuance of stock
  at $0.4453 per share
  for loan payment                 -        201,449

Issuance of stock at $.40
  per share for cash               -        669,900

Issuance of stock at $.225
  per share for cash               -         22,500

Issuance of stock
  at $.40 per share
  for loan payment                 -        364,952

Issuance of stock at $0.40
  per share for services           -         91,923

Issuance of stock
  at $0.33 per share
  for loan extensions              -        194,466

Issuance of stock
  at $0.37 per share
  for loan payment                 -        281,180

Net loss for the year      (1,324,634)   (1,324,634)
                         ------------   -----------
BALANCE
  June 30, 1997          $ (1,798,055)  $ 1,947,038
                         ============   ===========

The accompanying notes are an integral part of these financial statements.
                               F-5b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS

                                                  Inception
                                                  (April 12, 1995)
                    Year Ended     Year Ended     Through
                    June 30, 1997  June 30, 1996  June 30, 1995
                    -------------  -------------  --------------
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES
  Net income (loss) $ (1,324,634)  $ (473,369)    $     (52)
  Depreciation and
   amortization           52,703           -             -
  Adjustment to reconcile net
   loss to net cash used by
   operations:
  Management fee paid by
   issuance of stock          -       100,000            -
  Financing fees paid by
   issuance of stock     203,867           -             -
  Office services paid by
   issuance of stock      91,923           -             -
  Increase in accounts
   receivable            (72,940)          -             -
  Increase in
   inventory             (55,376)          -             -
  Increase in prepaid
    expenses              (9,733)      (9,103)           -
  Increase in accounts payable and
   accrued expenses      330,857       75,415            -
  Increase in litigation
   reserve                62,061           -             -
  Increase in accrued
   interest               72,397      12,761             -
  Payment on license agreements
   payable              (193,000)    (92,000)       (35,000)
                    ------------   ----------     ---------
                        (841,875)    (386,296)      (35,002)
                    ------------   ----------     ---------

CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
  Payment for technology
   license                    -      (248,000)           -
  Purchase of plant, property
   and equipment      (1,389,534)    (629,188)           -
  Leasehold improvements      -        (5,476)           -
  Deposits                (7,058)      (8,510)           -
  Proceeds from loan
   agreement                  -       844,183            -
                    ------------   ----------     ---------
                      (1,396,592)     (46,991)           -
                    ------------   ----------     ---------

The accompanying notes are an integral part of these financial statements.
                               F-6a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS (Continued)

                                                  Inception
                                                  (April 12, 1995)
                    Year Ended     Year Ended     Through
                    June 30, 1997  June 30, 1996  June 30, 1995
                    -------------  -------------  --------------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Short term
  borrowings           1,664,863           -             -
 Payments on short-term
  borrowings            (110,000)          -             -
 Proceeds from sales
  of stock               692,400      427,415        35,585
                    ------------   ----------     ---------
                       2,247,263      427,415        35,585
                    ------------   ----------     ---------

NET INCREASE (DECREASE)
  IN CASH           $      8,796   $   (5,872)    $     533
                    ============   ==========     =========































The accompanying notes are an integral part of these financial statements.

                               F-6b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS (Continued)

                                                  Inception
                                                  (April 12, 1995)
                    Year Ended     Year Ended     Through
                    June 30, 1997  June 30, 1996  June 30, 1995
                    -------------  -------------  --------------
NET INCREASE (DECREASE) IN CASH
  (Balance forward) $    8,796     $  (5,872)     $     533

CASH - Beginning
  of Period             (5,339)          533             -
                    ----------     ---------      ---------

CASH -
  End of period     $    3,457     $  (5,339)     $     533
                    ==========     =========      =========

SUPPLEMENTAL CASHFLOW DISCLOSURES
  Interest          $   21,314     $      -       $      -
  Income Taxes      $       -      $      -       $      -


NON-CASH FINANCING ACTIVITIES
  Common stock issued
   for payment on technology
  license           $       -      $      -       $ 175,000
  Common stock issued for
   ultra-sound equipment
   and technology
   license          $       -      $ 500,000      $      -
  Common stock issued
   for services
   rendered         $   91,923     $ 100,000      $      -
  Common stock issued
   for exchange
   of debt          $  847,581     $ 171,323      $      -
  Common stock issued
   for payment on
   worldwide technology
   license          $  500,000     $ 500,000      $      -
  Common stock issued
   for financing
   fees             $  203,867     $      -       $      -







The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization
------------
First American Scientific Corp. (the Company) incorporated on April 12, 1995 under the laws of the State of Nevada, with a year end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. Because of the speculative nature of the Company, there are significant risks, some of which are summarized as follows:

*    Newly formed company with limited sales and operating history.
* Limited funds available for expansion, operations or debt repayment.
* Assets principally consisting of technology, licenses and related equipment, which are not patented.

The Company was formed on April 12, 1995 and was in the development stage (as defined in Statement of Financial Accounting Standards No. 7) through the year ended June 30, 1996. Operations commenced May 1, 1997. The year ending June 30, 1997 is the first year in which First American Scientific Corp. is considered an operating company.

Summary of Significant Accounting Principles
--------------------------------------------
Depreciation began May 1, 1997, when the Company's property, plant and equipment were placed in service. The cost of property, plant and equipment is being depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is being depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses began May 1, 1997, when the Company's property, plant and equipment (which directly originate from the licensed technology) were placed in service. The cost of the Company's technology licenses is being amortized over the estimated economic life of fifteen years.

Organizational costs, which are deemed immaterial, were expensed when paid.

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (Continued)
Provision for Taxes
-------------------
At June 30, 1997, the Company had net operating loss carry forwards of approximately $1,798,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards

In March 1995 the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this new standard, the Company has reviewed its long-lived assets at June 30, 1997 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS
123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods and services.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by net losses in fiscal year ends June 30, 1996 and 1997.

The Company has reported a loss of $1,324,634 for the year ended
June 30, 1997, and as of that date a working capital deficit of $2,320,026. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
                                F-9

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 2 - GOING CONCERN (Continued)

Management's plans are summarized as follows:

Management has taken a number of actions to increase the sales of the Company's gypsum products. Management intends to seek new capital, both from borrowings and new equity securities issuances that will provide funds needed to increase liquidity, make strategic acquisitions or fund internal growth and fully implement its business plans.

NOTE 3 - LEASES

The Company owns no real property. It leases 1,000 square feet of office space at Suite 303-409 Granville Street, Vancouver, British Columbia V6C 1T2 from LCM Equities, Inc. The current lease is unwritten, payable at $500 per month and is month-to-month.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $2,000 per month, expires on April 14, 1998.

In October 1996, the Company signed a three year lease for a 1996
Ford truck. The lease, which requires monthly payments of $766, is being recorded as an operating lease.

The Company is obligated under its lease arrangements to make lease payments subsequent to June 30, 1997 as follows:

          Year Ended
          June 30,       Amount
          1998           $ 29,192
          1999              9,192
          2000              2,298
                         --------
               Total     $ 40,682
                         ========
NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its unpatented Sonic Disintegration Equipment (SDM) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since this initial agreement, modifications have been made to the first SDM machine, bringing its total cost to $440,740 at June 30, 1997.

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 4 - TECHNOLOGY LICENSE (Continued)

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one SDM machine for gypsum-related use was $775,000, with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000.

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common stock shares to Spectrasonic in July 1996. The Company has made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In addition the Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000. The cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52.
Because the Canadian foreign exchange rate has remained approximately the same since inception, there are no material exchange rate transaction gains or losses.

Common stock issued for payment on license agreements was recorded in U.S. dollars.

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 6 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $(0.12) and $(0.07) per share for the years ending June 30, 1997 and 1996, respectively.

NOTE 7 - STOCK COMPENSATION PLANS

The company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000. Any shares issued as a result of the exercise option thereunder will be "restricted securities". Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of June 30, 1997.

The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. As of June 30, 1997, 550,000 options have been issued to officers and directors, none of which have been exercised.

NOTE 8 - LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntington Limited in the amount of $100,000. This short-term note is subject to simple interest, which adds to the note, at 1% per month. At June 30, 1997, the Company owed a total of $107,000 on this loan, which includes $7,000 of accrued interest. The loan is collateralized by an option to purchase interest in mining claims and agreement.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $200,000. This short-term note is payable, interest only, at prime plus 5% until its due date of August 20, 1997, at which time the loan was paid off.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading in the amount of $171,414. This uncollateralized loan was due in October 1997, and was converted to common stock prior to that time.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. The Company issued 16,818 shares of stock to Meraloma Club as an incentive for providing the loan. This loan is collateralized by the Company's Bakersfield plant and other assets.
                               F-12

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements

NOTE 8 - LOANS (Continued)

On March 1, 1996, the Company entered into a loan agreement with LCM Equity, Inc. The lender agreed to provide an unsecured revolving line of credit up to $500,000, with interest at 9%, and a maturity of February 16, 1997. The loan agreement gives the lender the option of converting all or part of its loans into First American common stock at a deemed value of $0.45 per share at any time prior to February 28, 1997. This line of credit, which amounted to $281,180 was paid off during the year ending June 30, 1997, with the issuance of 759,945 shares of common stock.

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit which matures upon the Company's completion of a preferred share offering. The loan agreement gave Knowlton Capital, Inc. the option of converting its loan into First American common stock at a deemed value of $0.075 per share on or before December 31, 1996. During the year ended June 30, 1997, the Company obtained an extension on this loan by the issuance of 398,836 shares of common stock, valued at $131,617. This loan, with an interest rate of 10% and an outstanding principal balance of $790,229 at June 30, 1997, is secured by a collateral mortgage on the Company's Bakersfield plant and other assets.

On January 21, 1997, the Company entered into a loan agreement with Jacqueline Lovelock in the amount of $82,000. This short-term note is subject to interest only at prime plus 3%. The first interest payment was due ninety days after the date of the loan. The entire amount of this note was due after six months. This loan has been extended, and is considered a demand note. This loan is collateralized, in a second position, by the Bakersfield plant and other assets.

NOTE 9 - RELATED PARTY TRANSACTIONS

Spectrasonic, Corp. is owned and controlled by Mr. John Sand and Mr. John Martin, each of whom own 50% of its outstanding stock.
Spectrasonic, a shareholder in the Company with 1,250,000 shares at June 30, 1997, is a creditor of the Company (see Note 4).

The Company leases office space at Suite 303-409 Granville Street, Vancouver, British Columbia V6C 1T2 from LCM Equities, a shareholder in the Company (see Note 3).

During the year ended June 30, 1997, the Company borrowed money from Jacqueline Lovelock (see Note 8). Ms. Lovelock is a related party to the Chairman and Chief Executive Officer of the Company.

FIRST AMERICAN SCIENTIFIC CORP
June 30, 1997
Notes to Financial Statements


NOTE 9 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 1997, the Company issued common shares to Huntington Limited, 834968 Ontario, Inc., Meraloma Club, and
Knowlton Capital, Inc. as incentives for lending funds to the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock
------------

All shares issued prior to August 14, 1995 have been adjusted for a 6-for-10 reverse stock split at that date.

NOTE 11 - ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass or rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at June 30, 1997.

NOTE 12 - LITIGATION RESERVE

During the year ended June 30, 1997, the Company agreed to out-of-court settlements resulting from alleged breach of contracts suits by equipment and labor providers against in Company in the amount of $44,366. This amount has been set aside as a litigation reserve and is included in the Company's general and administrative expenses.

The Company is currently involved in two lawsuits resulting from alleged breach of contracts with two suppliers for payment of goods and services. The Company is in the process of settling these claims in the amount of $17,695. This amount has been set aside as a litigation reserve and is included in the Company's general and administrative expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

                             PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

Officers and Directors

          The officers and directors of the Company are as follows:

Name                Age                 Position

Jack E. Lovelock    66                  Chairman of Board of
                                        Directors, and Chief
                                        Executive Officer

Robert G. Dinning   58                  Chief Financial Officer and
                                        Secretary

David R. Annett     50                  Member of the Board of
                                        Directors

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Jack E. Lovelock - Chairman of the Board of Directors and Chief
Executive Officer.

     Mr. Lovelock was a private consultant to financial and corporate entities prior to joining the Board of Directors of the Company. Since July 15, 1995, Mr. Lovelock has been Chairman of the Board of Directors and Chief Executive Officer of the Company. From August 1991 to August 1994, Mr. Lovelock was a director of TMM, Inc., a electronic publishing firm located in Thousand Oaks, California and from March 1991 to October 15, 1994, Mr. Lovelock was Chairman of the Board of Directors and Chief Executive Officer of Total Multimedia (Canada) Ltd. Total Multimedia (Canada) Ltd was located in Vancouver, British Columbia and engaged in the business of electronic publishing. From June 1987 to June 1989, Mr. Lovelock was President of Roddy Resources Inc, a corporation whose securities were listed for trading on the Toronto Stock Exchange. Roddy Resources Inc. was engaged in the business of mining. Prior to this, Mr. Lovelock was Director, Business Development - Bell Canada and Director, Corporate Planning & Acquisitions, Tele-Direct (Yellow Pages).

Robert G. Dinning - Chief Financial Officer and Secretary.

     Since April 5, 1996, Mr. Dinning has been Chief Financial Officer and Secretary of the Company. Since 1977, Mr. Dinning has been a business consultant providing management and financial advice to a wide range of clients, including those engaged in mining and forestry, and the hospitality and leisure industry. Prior to 1977, Mr. Dinning was Vice President of Finance and Secretary of Western Broadcasting Ltd, a Canadian public broadcasting company. Mr. Dinning is a Chartered Accountant.

David R. Annett - Director

     Since October 1995, Mr. Annett has been a Director of the Company. Since March 1995, Mr. Annett has been President of Annett
& Associates, which was incorporated on October 7, 1997, as Aark Leadership Inc. Mr. Annett provides Business Engineering Services to clients in the area of strategic planning and leadership development. From June 1994 to March 1995, Mr. Annett served as President of Environmental Waste Management Corp, a company with a specialized application of microwave technology to reduce whole tires to commercial carbon, oil and steel plus the complete reduction of medical waste. From November 1992 to February 1994, Mr. Annett worked as Business Development Manager for the Jamieson/Williams Group which sold an International Human Resource Management System to International clients.

Richard A. Camuso.

     From July 15, 1995 to January 1, 1998, Richard A. Camuso was President and a member of the Board of Directors of the Company. At the time Mr. Camuso resigned as President and a Director of the Company, Mr. Camuso did not have any disagreements with management regarding the policies of the Company. From January 1993 to July 1995, Mr. Camuso has been affiliated with R.A. Camuso Associates which supplies financial, business, planning and marketing consulting services to private businesses. From November 1989 to December 1992, Mr. Camuso held positions with Computer Sciences Corporation, a California based corporation engaged in the business of system integration. The two positions held by Mr. Camuso included: Chief Executive Officer for Belgian operations and Chief Financial Officer for CSC Consulting Group.

Indemnification of Officers and Directors

     The Nevada Revised Statues and certain provisions of the Company's Bylaws under certain circumstances provide for indemnification of the Company's Officers, Directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to the Company's Bylaws and to the statutory provisions.

     In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.

     The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.

     Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future pursuant to a vote of Shareholders or Directors. The statutory provision cited above also grants the power to the Company to purchase and maintain insurance which protects its Officers and Directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

      Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in benefical ownership of a registered security with the Securities and Exchange Commission in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory prrocedure, officers, directors and persons who ownn more than ten percent of a registered class of a company's securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

     Based soly upon representations by the Company's officers have filed all reports which were required to be filed under Section 16(a) of the Exchange Act with the Commission for the period beginning July 1, 1996 and ending June 30, 1997.

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

     The Company has adopted a consultant and employee stock compensation plan (the "Plan"). The total number of shares included in the Plan is 350,000. Shares issued as a result of the exercise of options granted thereunder will be "restricted securities" as that term is defined in Reg 144 promulgated under the Securities Act of 1933, as amended. To date there have been no allotments to consultants, employees, officers or directors.

     The Company has adopted a directors and officers' stock option plan (the "Plan") which has been registered on Form S-8 with the Securities and Exchange Commission on June 26, 1996. The total number of shares included in the Plan is 1,000,000. To date there have been no allotments to eligible directors or officers.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address      Number of                          Percent
of owner              Shares       Position              of Class
[S]                   [C]          [C]                   [C]
Jack E. Lovelock [1]      79,000   Chairman of Board        0.93%
PH 1906 Nelson St                  of Directors and Chief
Vancouver, B.C.                    Executive Officer
Canada V6G 1N2

Richard A. Camuso [5]     50,000   Former President and a   0.59%
9 Deer Hill Drive                  Member of the Board of
Ridgefield, CT 06877               Director

Robert Dinning                 0   Chief Financial Officer  0.00%
3910 Indian River Drive            and Secretary
North Vancouver, B.C.
Canada V7G 2G7

David R. Annett                0   Member of the Board of   0.00%
51 Brimwood Court                  Directors
Pickering, Ontario
Canada L1V 6L1

All officers and
directors as a group
[4]                     129,000                             0.69%

John Sand [2][3]        625,000 [4]                         3.32%
11719 Machrina Way
Richmond, B.C.
Canada V7A 4V3

Jon Martin [2][3]       625,000 [4]                         3.32%
Suite 1400, 1500
Georgia Street
Vancouver, B.C.
Canada V6G 2Z6

[1]  Includes 39,500 shares owned by Mr Lovelock's wife, Betty Lovelock.

[2] John Sand and Jon Martin each own 50% of the outstanding shares of common stock of Spectrasonic. Spectrasonic at June 30, 1997 held 1,250,000 common shares of the Company and because of the ownership of Spectrasonic, Messrs. Sand and Martin may be considered the beneficial owners of the foregoing shares.

[3] Messrs. Sand and Martin also each own 50% of the outstanding shares of common stock of Microsonic Disintegration, Ltd. ("Microsonic"). Microsonic at June 30, 1997 held 1,000,000 common shares of the Company and because of the ownership of Microsonic, Messrs. Sand and Martin may be considered the beneficial owners of the foregoing shares. Microsonic is an associated company of Spectrasonic.

[4] Reflects 250,000 pre-split shares/150,000 post-split shares and an additional 100,000 post-split shares issued September 18, 1995.

[5] Mr. Camuso resigned as President and a Director of the Company on January 1, 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On June 23, 1995, Jack Lovelock, Chairman of the Board of Directors of the Company, purchased 39,500 shares of the Company's stock for $17,775.00, in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could be obtained by a non-affiliated third party.

  On June 23, 1995, Betty Lovelock, the wife of Jack Lovelock, purchased 39,500 shares of the Company for $17,775.00 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

  On July 27, 1995, Richard A. Camuso, then the President of the Company, purchased 50,000 common shares of the Company's common stock for $22,500 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

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

  The original contract price for one KDS and the license was $550,000.
The Company issued 250,000 common shares to Spectrasonic at an aggregate value of $175,000. The balance of the debt was settled by cash payments at varying times up to March 31, 1996. There are no other payments due under this exclusive license. Payments were made from the proceeds of a financing.

  The License Agreement regarding Gypsum required cash payments of $275,000 to Spectrasonic plus the issuance by the Company of 1,000,000 shares of its common stock at $0.50 per share, for an aggregate value of $500,000. The total purchase price, for this fully paid license was $775,000 with the parties mutually agreeing that the value of the Technology license was $425,000 and the KDS was $350,000.

  The License Agreement dated May 17, 1996 requires payment of
CDN$1,000,000 (US$750,000) between June 30, 1996 and January 2, 1997.  The payments due January 2, 1997 have been deferred by mutual consent of the parties involved.

  The payment due June 30, 1996 was made subsequent to the year end and $175,000 of the $450,000 was paid. By letter of understanding on October 24, 1996, Spectrasonic deferred cash payments owing until a private placement financing is completed sometime in 1997. This has not happened yet.

  On October 30, 1995, the Company entered into an agreement with LCM Equity to provide a line of credit up to a maximum of CDN$600,000 for a period of one year. This agreement was subsequently terminated and replaced with a new agreement with LCM Equity dated March 1, 1996. This agreement provided a revolving line of credit of a maximum of US$500,000 to be available until February 16, 1997. LCM Equity converted all of its' outstanding loans to common stock in the Company. The conversion price was US$0.37 per share.

  On April 1996, the Company entered into an agreement with Knowlton, a private venture capital concern, located at 329 Brill Road, Foster, Quebec JOE 1RO. Knowlton agreed to provide financing up to US$800,000 until December 31, 1996. This agreement was extended to December 31, 1997. Interest was payable at 10% per annum. This loan could be repaid at any time or convertible into common stock of the Company at US$0.75 per share. The lender has the right to take a collateral mortgage on the assets owned by the borrower. At June 30, 1997, the loan outstanding was US$790,229.

Recent Sales of Unregistered Securities

  On May 2, 1995, the Company sold 6,000,000 post-split shares (10,000,000) pre-split shares) of its common stock in consideration of $100,000 in cash to 12 individuals in the Republic of the Philippines pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended. The sales of the foregoing shares in the Republic of the Philippines was in accordance with Philippines laws and regulations.

  On June 22, 1995, the Company sold 150,000 post-split shares (250,000 pre-split shares) of its common stock to Spectrasonic as partial consideration for the execution of the exclusive licensing agreement. See "Item 1 - Summary of Exclusive Agreement with Spectrasonic." The shares were valued at $175,000. The sale of the foregoing securities was made pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended.

  On August 14, 1995, the Company effected a 6 for 10 reverse stock-split.

  On September 18, 1995, the Company issued 600,000 shares of common stock to two individuals who were residents of the Republic of the Philippines in consideration of $270,000 in cash. The foregoing individuals were not affiliates of the Company, Spectrasonic, or Westmoreland Capital Corp. ("Westmoreland"). The sale of the foregoing stock in the Republic of the Philippines was in accordance with Philippine laws and regulations. On the same date the Company issued an additional 100,000 shares of common stock to Spectrasonic in consideration of $50,000. The foregoing shares were sold pursuant to Reg. 504 promulgated under the Securities Act of 1933, as amended.

  On October 20, 1995, the Company issued 200,000 "restricted" shares of its common stock to Westmoreland, a British Columbia corporation, as partial consideration for the execution of its agreement to supply management services, pursuant to Reg. 701 promulgated under the Securities Act of 1933, as amended. See "Item 1 - Employees." The 200,000 shares were valued at $100,000.

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

  On March 25, 1996, the Company issued 380,717 shares of its common shares to LCM Equity, in consideration of debt conversion, at $0.45 per share for a total consideration of $171,323.

  On July 3, 1996, the Company issued 452,376 shares of its common stock to LCM Equity, regarding conversion of loans outstanding. This stock was valued at $0.45 per share for loans of US$124,069 and loans of CDN$106,000 (US$77,300) at $0.60 per share.

  On July 10, 1996, the Company issued 1,000,000 shares of its common stock to Microsonic Disintegration regarding a May 17, 1996 agreement for the purchase of rights. This stock was valued at $0.50 per share.

  On July 10, 1996, the Company issued 7,440 shares of its common stock to Astaire & Partners as settlement of a commission of $9,300. The stock was issued at $1.25 per share.

  On September 12, 1996, the Company issued 654,000 shares of its common stock to Swan Alley (Nominees) in consideration of US$457,800. The stock was sold under Reg. "S" of the Act at a price of $0.70 per share.

  On September 25, 1996, the Company issued 303,000 shares of its common stock to Gerlach & Co. for the sum of $212,100. The stock was sold under Reg. "S" of the Act at a price of $0.70 per share.

  On October 24, 1996, the Company issued 100,000 shares of its common stock to Gerlach & Co. for the sum of $22,500. The stock was sold under Reg. "S" of the Act at a price of $0.225 per share.

       On November 30, 1996, the Company issued a total of 1,142,188 in consideration of US$479,719 shares of its common stock to:

  Monarch Consulting     337,083 common shares
  LCM Equity, Inc.       181,730 common shares
  Somerst Co.            480,650 common shares
  LCM Equity, Inc.       142,725 common shares

  On April 4, 1997 the Company issued a total of 759,945 shares of its common stock to Magic Trading, Inc. in settlement of loans advanced in the amount of $281,180. The loans were converted to common stock at $0.37 per share.

  On April 30, 1997, the Company issued a total of 598,382 shares of its common stock in consideration of US$194,466 to:

  834968 Ontario Inc.      100,000 common shares
  Huntington Inc          45,455 common shares
  Knowlton Capital Inc.  398,836 common shares
  Meraloma Club           16,818 common shares
  Jacqueline Lovelock     37,273 common shares

     On or about the 8th day of May, 1997, the Company sold 650,000 shares of Common Stock in consideration of $80,600 pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act"); the name of the non-U.S. purchaser was Huntingdon Limited and its address is 12/13 Hill Street, Douglas, Isle of Man, British Isles IM9 IBW. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 8th day of May, 1997, the Company sold
100,000 shares of Common Stock in consideration of $12,400 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was
F. J. Rigney Resources Ltd. and its address is 2200 - 609
Granville, Vancouver, British Columbia, Canada V7Y 1T2. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 8th day of May, 1997, the Company sold
187,000 shares of Common Stock in consideration of $23,188 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Magic Trading Limited and its address is P. O. Box 107, Oceanic House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 26th day of June 1997, the Company sold 516,250 shares of Common Stock in consideration of $66,378 pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act"); the name of the non-U.S. purchaser was Huntingdon Limited and its address is 12/13 Hill Street, Douglas, Isle of Man, British Isles 1M9 1BW. The applicable restricted period as to the shares under Regulation S was forty (40) days since Company is required to file reports with the Securities and Exchange Commission.

     On or about the 26th day of June, 1997, the Company sold 762,500 shares of Common Stock in consideration of $98,144 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Magic Trading Limited and its address is P.O. Box 107, Oceanic House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies. The applicable restricted period as to the shares under Regulation S was forty (40) days since Company is required to file reports with the Securities and Exchange Commission.

     On or about the 2nd day of July, 1997, the Company sold
225,000 shares of Common Stock in consideration of $38,025 pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act"); the name of the non-U.S. purchaser was Cavendish Investments International Ltd. and its address is Abbey Business Center, Digby Road, Sherborne Dorset, United Kingdom, DT9 3NL. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 2nd day of July, 1997, the Company sold 500,000 shares of Common Stock in consideration of $75,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Bentley Financial Inc. and its address is P. O. Box 107, Oceanic House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies. The applicable restricted period as to the shares under Regulation S is forty (40) days since the Company was required to file reports with the Securities and Exchange Commission.

     On or about the 18th day of July, 1997, the Company sold 500,000 shares of Common Stock in consideration of $75,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Cavendish Investments Ltd. and its address is Abbey Business
Center, Digby Road, Sherborne Dorset, United Kingdom DT9 3NL. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

  On August 18, 1997 the Company sold 1,100,000 shares of common stock to Magic Trading Limited in consideration of US$220,092.00. The foregoing shares were issued pursuant to Reg. S of the Act.

  On or about the 1st day of February, 1998, the Company sold 295,000 shares of Common Stock in consideration of $34,498.00 pursuant to Regulation S of the Securities Act of 1933, as amended (the "Act"); the name of the non-U.S. purchaser was Knowlton Capital, Inc. and its address is 329 Brill Road, Foster, Quebec. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

  A Form 8-K was filed with the Commission on or about September 25, 1996. The purpose of the Form 8-K was to notify the Commission of a change in the Company's auditor.

  A Form 8-K was filed with the Commission on or about April 21, 1997. The purpose of the Form 8-K was to notify the Commission of sales of securities pursuant to Reg. S of the Securities Act of 1933 (the "Act").

  A Form 8-K was filed with the Commission on or about August 27, 1997. The purpose of the Form 8-K was to notify the Commission of sales of securities pursuant to Reg. S of the Act.

  A Form 8-K was filed with the Commission on or about November 3, 1997. The purpose of the Form 8-K was to notify the Commission of the sales of securities pursuant to Reg. S of the Act.

  A Form 8-K was filed with the Commission on or about March 9, 1998. The purpose of the Form 8-K was to notify the Commission of the sale of securities pursuant to Reg. S of the Act.

(c)  Exhibits.
Exhibit
  No.     Description

  The following documents are incorporated herein by reference from the Company's Form 10, as filed with the Securities and Exchange Commission.

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

10.3 Gross Royalty Agreement between Strategic International Inc. and the Company.

10.4   Lease between the Company and Spectrasonic.

10.5   Agreement between L.C.M. Equity, Inc. and the Company.

28.1   Consultant and Employee Stock Compensation Plan.

  The following documents are incorporated herein by reference from the Company's Form S-8, as filed with the Securities and Exchange Commission.

10.1   Nonqualifying Stock Option Plan.

  The following documents are incorporated herein by reference from the Company's Form 10-K for the period ending June 30, 1996.

10.1. Loan Agreement between Knowlton Capital, Inc. and the Company dated April 30, 1996 incorporated by reference from the Company's Form 10-K for the period ending June 30, 1996.

10.2 License Agreement between the Company and Spectrasonic Corp. dated May 17, 1996 incorporated by reference from the Company's Form 10-k for the period ending June 30, 1996.

  The following documents are filed as part of this June 30, 1997 Form 10-K.

3.3  Articles of Incorporation of 521345 B.C. Ltd.

                          SIGNATURE PAGE

  Pursuant to the requirements of Section 12 of the Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Vancouver, British Columbia, on this 15th day of April, 1998.

            FIRST AMERICAN SCIENTIFIC CORP.
            (Company)


            BY: /s/ Jack E. Lovelock, Chairman, Chief Executive Officer and member of the Board of Directors

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 15th day of April, 1998.

SIGNATURES            TITLE                     DATE

/s/ Jack E. Lovelock  Chairman of the Board     April 15, 1998
                      of Directors and Chief
                      Executive Officer.

/s/ Robert Dinning    Chief Financial Officer   April 15, 1998
                      and Secretary.


/s/ David R. Annett   Member of the Board      April 20, 1998
                      of Directors