Form 10-Q
period 1997-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1998-05-08
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

               SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997.

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

                         (604) 681-8656
      (Registrant's telephone number, including area code.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, $0.001 par value per share, at September 30, 1997 was 18,063,198 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------



       2                    PART I
ITEM 1.   FINANCIAL STATEMENTS.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          BALANCE SHEETS

                                        Three Months        Year
                                        Ending              Ending
ASSETS                                  09/30/97            06/30/97
CURRENT ASSETS
 Bank                                   $  (10,600)         $    3,457
 Accounts receivable                        57,912              72,940
 Inventory                                  70,535              55,376
 Prepaid expenses                           32,004              23,429
                                        ----------          ----------
                                           149,851             155,202
                                        ----------          ----------
OTHER ASSETS
 Technology license and other rights     2,155,000           1,905,000
 Ultrasound equipment                      872,246             872,246
 Plant assets and equipment              1,542,361           1,521,477
 Leasehold Improvements                      8,510               5,476
 Security deposit                           17,760              15,568
                                        ----------          ----------
                                         4,595,877           4,319,767
                                        ----------          ----------
                                        $4,745,728          $4,474,969
                                        ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                      $  460,608          $  404,793
  Accrued interest payable                      -                   -
  License agreement payable                517,000             537,000
                                        ----------          ----------
                                           977,608             941,793
                                        ----------          ----------
OTHER LIABILITIES
  Loans payable                          1,008,730           1,380,144
                                        ----------          ----------
STOCKHOLDERS' EQUITY
   Common stock - $.001 par value
     50,000,000 shares authorized,
     18,063,198 issued                      18,062              13,622
   Additional paid-in capital            4,493,182           3,731,471
   Deficit accumulated during
     the development stage              (1,751,854)         (1,592,061)
                                        ----------          ----------
TOTAL STOCKHOLDERS' EQUITY               2,759,390           2,153,032
                                        ----------          ----------
                                        $4,745,728          $4,474,728
                                        ==========          ==========

        The accompanying notes are an integral part of these financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                         Three Months Ending Year Ending
                         September 30, 1997  June 30, 1997
INCOME                   $  361,429          $    347,721

OPERATING EXPENSES          521,222             1,442,608
                         ----------           -----------

NET INCOME (LOSS)        $ (159,793)         $ (1,094,887)
                         ==========          ============
NET INCOME (LOSS)
  PER SHARE              $    (0.01)         $      (0.08)
                         ==========          ============





























     The accompanying notes are an integral part of these
                     financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
              Three Months Ending September 30, 1997

                                             Additional
                         Common Stock        Paid-in        Retained
                    Shares         Amount    Capital        Earnings
BALANCE
 June 30, 1997      13,622,448     $ 13,622  $ 3,731,471    $ (1,592,061)

ADD:
 Settlement of debt
 of $116,188 for 937,000
 shares of common stock
 July 28, 1997         937,000          937      115,251

 Settlement of debt of
 $164,522 for 1,278,750
 shares of common stock
 July 28, 1997       1,278,750        1,278      163,244

 Private placement of
 1,000,000 shares of
 common stock
 August 5, 1997      1,000,000        1,000      199,000

 Purchase of patent
 and manufacturing
 rights for 1,000,000
 shares of common stock
 July 2, 1997        1,000,000        1,000      249,000

 Settlement of debt of
 $35,441 for 225,000 shares
 of common stock - August
 5, 1997               225,000          225       35,216

Net Loss for the period ending
 September 30, 1997                                             (159,793)
                    ----------     --------  -----------    ------------
                    18,063,198     $ 18,062  $ 4,493,182    $ (1,751,854)
                    ==========     ========  ===========    ============













The accompanying notes are an integral part of these financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                     STATEMENT OF CASH FLOWS

                                       Three Months
                                       Ending              Year Ending
                                       09/30/97            06/30/97
CASH FLOWS PROVIDED (USED) IN
OPERATIONS
 Net income (loss)                     $ (159,793)         $(1,094,887)
 Adjustment to reconcile net loss
  to net cash used by operations:
  (Increase) decrease in
   accounts receivable                     15,028              (72,940)
  (Increase) in inventory                 (15,159)             (55,376)
  (Increase) in prepaid expenses           (8,575)             (24,326)
  Increase in accounts payable             55,814              305,625
  Decrease in accrued interest payable          0              (12,761)
  Payment on licenses agreement payable   (20,000)            (500,000)
                                       ----------          -----------
                                         (132,685)          (1,454,665)
                                       ----------          -----------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
 Payment for technology license                 0             (193,000)
 Purchase of equipment                    (20,884)          (1,388,606)
 Leasehold improvements                    (3,034)                  -
 Security deposits                         (2,192)                  -
 Purchase of patents and
   manufacturing rights                  (250,000)
 Settlement of debt                      (516,151)
 Proceeds from loans                      144,738              709,297
                                       ----------          -----------
                                         (647,523)            (872,309)
                                       ----------          -----------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Proceeds from sale of stock              766,151            2,335,770
                                       ----------          -----------
NET INCREASE (DECREASE) IN CASH         $ (14,057)         $     8,796
                                        =========          ===========

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Financing fees                       $        0         $   194,466
   Income taxes                         $        0         $         0








     The accompanying notes are an integral part of these
                     financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        September 30, 1997

NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization

First American Scientific Corp. (the Company) was incorporated on April 12, 1995 under the laws of the State of Nevada, with a year end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. The assets consist of technology, licenses, related equipment, and patent and manufacturing rights world-wide.

The Company is no longer considered to be development stage as defined in Statement of Financial Accounting Standards No. 7 as production commenced in May 1997.

Summary of Significant Accounting Principles

Depreciation will begin this fiscal year as the Company's property, plant and equipment are placed in production. The cost of property, plant and equipment will be depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses will begin when this fiscal year as the Company's property, plant and equipment (which directly originate from the licensed technology) are now in service. The cost of the Company's technology licenses will be amortized over the estimated economic life of fifteen years.

Organizational costs were expensed when paid.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

All shares have been adjusted for a 6-for-10 reverse stocks split on August 14, 1995.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        September 30, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - OFFICES AND EMPLOYEES

The Company owns no real property. It leases 1,000 square feet of office space at Suite 303 - 409 Granville Street, Vancouver, British Columbia V6C 1V5 from LCM Equities, Inc. The current lease is unwritten and is month-to-month. A lease on space in Richmond for research and development has by mutual agreement has been terminated as at April 30, 1997. There were no fees on cancellation.

The Company has 10 employees at September 30, 1997.

NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Sonic Disintegration Equipment for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000 and the license rights valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its total cost to $440,740 at September 30, 1997.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, and disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one machine for gypsum-related use was $775,000, with the parties agreeing that the technology license is valued at $425,000 and the gypsum SDM machine is valued at $350,000. Certain modifications have been made to the machine, bringing its costs at September 30, 1997 to $431,506.

On May 17, 1996, the Company executed another agreement with Spectrasonic Corp. for the worldwide license to equipment developed by Spectrasonic use in disintegration, disposal, recycling, remanufacturing or manufacturing of "any kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. This agreement has been amended and there are no terms for repayment.
                               F-6

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        September 30, 1997

NOTES TO FINANCIAL STATEMENTS

In June 1997, the Company acquired the world patent rights and the manufacturing rights from Spectrasonic Corp. Consideration is to be 1,000,000 shares of common stock, plus the sum of $500,000 to be paid out of the sale of SDM machines related to the sludge industry. The Company now possesses all marketing, manufacturing and patent rights applicable to the technology. The agreement covering this acquisition was executed July 2, 1997, and the 1,000,000 shares of common stock has been issued.

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Because the Canadian foreign exchange remained approximately the same since inception, there are no material exchange rate transaction gains or losses. In the future, the Company will record such transactions in the Statement of Stockholders' Equity.

Common stock issued for payment on license agreements was recorded in U.S. dollars.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to (.01) per share.

NOTE 7 - STOCK COMPENSATION PLANS

The Company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000. Any shares issued as a result of the exercise option thereunder will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of September 30, 1997.

NOTE 8 - IMPAIRMENT OF LONG-LIVED ASSETS

Management of the Company intends to review annually events or changes in circumstances that indicate the carrying amount of an asset that may not be recoverable. Statement of Financial Accounting Standard No. 121 will be applied to long-lived assets for the year beginning after June 30, 1997.
                               F-7

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          June 30, 1996

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTION

Spectrasonic Corp. (See note 4 above) is owned and controlled by Jon Martin and John Sand, each of whom own 50% of the outstanding common stock of each entity.


NOTE 10 - LOANS PAYABLE

The Company entered into a loan agreement with Knowlton Capital Inc., in April 1996 wherein the lender agreed to provide a revolving line of credit up to $800,000 which matured on June 30, 1997. Knowlton Capital renewed the loan, and the balance at September 30, 1997 was $872,229. In consideration of extending the loan, Knowlton received 398,836 common shares.

The Company also entered into loan agreements with Magic Trading, Inc. for $171,413 and Huntington for $100,000. The Magic Trading loan has been retired as at September 30, 1997. The Huntington loan has been extended to December 31, 1997.

NOTE 11 - ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass and rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated on April 12, 1995, and commenced construction of a plant in Bakersfield, California in July 1996. Funding in the Company was acquired by way of private loans and the sale of common stock. This funding covered research and development of the technology, maintenance of liquidity, and the commencement of the industrial mineral processing plant in Bakersfield, California.

     In the quarter ending September 30, 1997, the Company continues to raise funds from private loans, and the sale of common stock until it can generate its cash requirements by internal means. As the Company has now entered full production, it anticipates that its requirements for additional operating capital will be minimal, as the business becomes cash flow positive. The financing that is contemplated will be the retirement and restructuring of its existing debt, and the Company intends to pursue this course of action and complete such in the following quarter.

     At September 30, 1997, the Company had a bank overdraft of $(10,600). Inventory and accounts receivable amounted to $128,000, which is offset by accounts payable of $460,000. The Company recognizes that it requires more working capital and is addressing the issue. It anticipates raising either long-term debt or equity in the quarter ending December 31, 1997, to help correct the imbalance in its working capital.

     The Company has sufficient liquidity to maintain its operation and raised a total of $766,151 from the sale of common stock. During the past quarter, the Company obtained an additional $350,000 in loans and sale of common shares. These funds were used to retire outstanding loans, assist in acquisition of raw materials for the commencement of production, and purchase of additional equipment. The Company has completed its capital construction program and requires only nominal equipment additions in the year ahead. Partial production started in February 1997, and full production started in May 1997. The Company had sales of $361,000 in the quarter ending September 30, 1997.

RESULTS OF OPERATIONS

     During the first quarter ending September 30, 1997, the Company incurred an operating loss of $159,793. Expenses included wages and benefits of $130,000 and some start-up marketing and promotional expenditures of $20,000. Adjustments have been made to operating margins, and the benefits of this should be reflected in the next quarter. Revenue in the first quarter was derived mainly from sale of processed gypsum.
Revenue is also being generated from a contract to process potassium sulphate (potash). This customer has initially given the Company a contract for 2,000 tons of product but this will be increased significantly as the customer is very satisfied with the finished product.

     The plant became fully operational in May 1997 and the Company operated two shifts per day, during July and part of August. The two SDM machines, along with the bagging equipment, bulk hoppers, conveyor systems and the extensive electrical system, are functioning as anticipated and production levels are in line with budgeted projections. Plant costs of $1,515,000 are in excess of original estimates and resulted in additional financing costs. These additional costs have been financed through sale of debt and equity financing of $350,000.

     While revenue was derived only from gypsum and potash during the quarter ending September 30, 1997, the Company expects to expand its markets in the next quarter and commence selling broadcast as well as solution grade gypsum. It also expects to market additional industrial minerals such as limestone and dolomite.

     The Company advises that LCM Equity, Inc. converted all outstanding loans into common stock. A loan in the amount of $200,000 due to 834968 Ontario, Inc. has been retired during the quarter ending September 30, 1997. All loans due to Magic Trading Limited have also been retired as at September 30, 1997.

INFLATION

     Inflation continues to be a non factor in the quarter ending September 30, 1997. This is consistent with the previous fiscal year ending June 30, 1997. Construction costs were not adversely affected by inflation, nor has inflation had any adverse affect on operating costs to date.

QUARTER ENDED SEPTEMBER 30, 1997

     The Company rents premises at 4100 Burr Street, Bakersfield, California, for the sum of $1,000 per month. These premises are rented for a one year period with the option to renew for an additional 2 years. The plant consists of two (2) SDM machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines. These machines are supplemented by approximately $1,515,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks and sundry other items.

     During the quarter ending September 30, 1997, the largest single expenditure was $130,000 for payroll and $44,000 in lease costs related to the lease/purchase of equipment. The Company also spends funds on a marketing program to promote the technology as it relates to industrial minerals, rubber and biowaste (sludge). The Company has reconfigured the machine for biowaste and is now conducting an onsite testing program for biowaste. It is expected that this equipment will be available in the next three to six months for commercial application.

     All results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has changed very little during the past year.

FOREIGN OPERATIONS

     The Company no longer has the rented facilities in Richmond, British Columbia, Canada, but is conducting its biowaste testing at Chiliwack, British Columbia, Canada. At these facilities, the Company carries out research and development work on biowaste, and industrial minerals. The focus of its efforts in the quarter ending September 30, 1997 was directed toward biowaste.

     This research and development is conducted in a wholly owned subsidiary (a British Columbia company) of First American
Scientific Corp. No revenues have been generated at this facility.


                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 6th day of May, 1998.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/  Jack Lovelock, Chief Executive Officer and a member of the Board of Directors.

BY:  /s/  Robert G. Dinning, Secretary/Treasurer, Chief Financial
          Officer and a Member of the Board of Directors.