Form 10-Q
period 1997-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1998-05-11
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1997.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1997 was 18,063,198 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------



       2                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          BALANCE SHEETS

                                         Six Months          Year
                                        Ending              Ending
ASSETS                                  12/31/97            06/30/97
CURRENT ASSETS
 Cash                                   $   21,105          $    8,211
 Accounts receivable                        37,904              72,940
 Inventory                                  85,779              55,376
 Prepaid expenses                           27,411              18,836
                                        ----------          ----------
                                           172,199             155,363
PROPERTY AND EQUIPMENT                  ----------          ----------
 Kinetic Disintegrator equipment           872,246             872,246
 Plant assets and equipment              1,558,156           1,512,561
 Office equipment                           24,740               8,916
 Leasehold Improvements                      8,510               5,476
                                        ----------          ----------
                                         2,463,652           2,399,199
Less: Accumulated deprecation              (31,536)            (31,536)
                                        ----------          ----------
                                        $2,432,116          $2,367,663
OTHER ASSETS                            ----------          ----------
 Technology license -
   net of amortization                   2,133,833           1,883,833
 Investment in Joint Venture                34,000                  -
 Deposits                                   17,759              15,568
                                        ----------          ----------
                                         2,185,592           1,899,401
                                        ----------          ----------
                                        $4,789,907          $4,422,427
                                        ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                        $   23,600          $    4,754
  Accounts payable                         456,590             406,272
  Accrued interest payable                  45,159              85,159
  Litigation reserve                        62,061              62,061
  Short term loans payable                 303,100             589,914
  Loans payable - Knowlton Capital Inc.    790,229             790,229
  License agreement payable                537,000             537,000
                                        ----------          ----------
                                         2,217,739           2,475,389
                                        ----------          ----------
STOCKHOLDERS' EQUITY
   Common stock - $.001 par value
     50,000,000 shares authorized,
     18,063,198 issued                      18,510              13,622
   Additional paid-in capital            4,546,894           3,731,471
   Deficit accumulated during
     the development stage              (1,993,236)         (1,798,055)
                                        ----------          ----------
Total Stockholders Equity                2,572,168           1,947,038
                                        ----------          ----------
                                        $4,789,907          $4,422,427
                                        ==========          ==========

        The accompanying notes are an integral part of
                  these financial statements.
                               F-1

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                         Six Months Ending   Year Ending
                         December 31, 1997   June 30, 1997
INCOME                   $  596,052          $    347,721

COST OF SALES               240,962               157,974
                         ----------          ------------
GROSS PROFIT                355,090               189,747

OPERATING EXPENSES          541,242             1,514,381
                         ----------           -----------

NET INCOME (LOSS)        $ (186,152)         $ (1,324,634)
                         ==========          ============
NET INCOME (LOSS)
  PER SHARE              $    (0.01)         $      (0.12)
                         ==========          ============


























     The accompanying notes are an integral part of these
                     financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
               Six Months Ending December 31, 1997

                                             Additional
                         Common Stock        Paid-in        Retained
                    Shares         Amount    Capital        Earnings
BALANCE
 June 30, 1997      13,622,448     $ 13,622  $ 3,731,471    $ (1,807,084)

ADD:
 Settlement of debt
 of $116,188 for 937,000
 shares of common stock
 July 28, 1997         937,000          937      115,251

 Settlement of debt of
 $164,522 for 1,278,750
 shares of common stock
 July 28, 1997       1,278,750        1,278      163,244

 Private placement of
 1,000,000 shares of
 common stock
 August 5, 1997     1,000,000        1,000      199,000

 Purchase of patent and
 manufacturing rights
 for 1,000,000 shares
 of common stock
 July 2, 1997       1,000,000        1,000      249,000

 Settlement of debt of
 $35,441 for 225,000 shares
 of common stock - August
 5, 1997              225,000          225       35,216

 Purchase of fixed
 assets for $16,600
 for 73,000 shares of
 common stock          73,000           73       16,527

 Purchase of fixed
 assets for $15,00
 for 150,000 shares
 of common stock      150,000          150       14,850

 Settlement of debt
 of $22,560 for
 225,000 shares of
 common stock          225,000          225       22,335

Net Loss for the period ending
 December 31, 1997                                              (186,152)
                    ----------     --------  -----------    ------------
                    18,511,198     $ 18,510  $ 4,546,894    $ (1,993,236)
                    ==========     ========  ===========    ============

The accompanying notes are an integral part of these financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                     STATEMENT OF CASH FLOWS

                                   Six Months
                                   Ending         Year Ending
                                   12/31/97       06/30/97
CASH FLOWS PROVIDED (USED) IN
OPERATIONS
 Net income (loss)                 $ (186,152)         $(1,324,634)
 Adjustment to year end deficit        (9,029)
 Depreciation and amortization             -                52,703
 Adjustment to reconcile net loss
   to net cash used by operations:
 Financing fees paid by issuance
   of stock                                -               203,867
 Office services paid by issuance
   of stock                            35,036               91,923
 Increase in accounts receivable           -               (72,940)
 Increase in inventory                (30,403)             (55,376)
 Increase in prepaid expenses          (8,575)              (9,733)
 Increase in accounts payable and
   accrued expenses                    50,318              330,857
 Increase in litigation reverse            -                62,061
 Increase in accrued interest         (40,000)              72,397
 Decrease in loans payable           (286,814)            (193,000)
                                   ----------          -----------
                                     (475,619)            (841,875)
                                   ----------          -----------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
 Payment for technology license      (250,000)                  -
 Purchase of plant, property
   and equipment                      (64,453)          (1,389,534)
 Investment in Joint Venture          (34,000)                  -
 Deposits                              (2,191)              (7,058)
 Proceeds from loans agreement                                  -
                                   ----------          -----------
                                     (350,644)          (1,396,592)
                                   ----------          -----------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Short term borrowings                     -             1,664,863
 Payment on short-term borrowings          -              (110,000)
 Proceeds from sales of stock         820,311              692,400
                                   ----------          -----------
                                      820,311            2,247,263
                                   ----------          -----------
NET INCREASE (DECREASE) IN CASH    $   (5,952)         $     8,796

CASH - Beginning of period              3,457               (5,339)
                                   ----------          -----------
CASH - End of period               $   (2,495)         $     3,457
                                   ==========          ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Financing fees                  $        0          $   194,466
   Income taxes                    $        0          $         0

     The accompanying notes are an integral part of these
                     financial statements.
                               F-4

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Organization

First American Scientific Corp. (the Company) was incorporated on April 12, 1995 under the laws of the State of Nevada, has a year end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. Because of the speculative nature of the Company, there are significant risks, some of which are summarized as follows:

* Newly formed company with limited sales and operating history.
* Limited funds available for expansion, operations and debt repayment.
* Assets principally consisting of technology, licenses and related equipment, with patents granted.

The Company was formed April 12, 1995 and was in the development stage (as defined in Statement of Financial Accounting Standards No. 7) through the year ended June 30, 1996. Operations commenced May 1, 1997. The year ending June 30, 1997 is the first year in which First American Scientific Corp. is considered an operating company.

Summary of Significant Accounting Principles

Depreciation will began May 1, 1997 when the Company's property, plant and equipment were placed in service. The cost of property, plant and equipment is being depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the lesser of the length of the related assets or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses will began May 1, 1997 when the Company's property, plant and equipment (which directly originate from the licensed technology) were placed in service. The cost of the Company's technology licenses will be amortized over the estimated economic life of fifteen years.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Summary of Significant Accounting Policies . . . con't

Organizational costs were expensed when paid.

Provision for Taxes

At June 30, 1997, the Company had net operating loss carry forwards of approximately $1,798,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards

In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this new standard, the Company has reviewed its long-lived assets at June 30, 1997 and conclude that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning After December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods and services.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

All shares have been adjusted for a 6-for-10 reverse stocks split on August 14, 1995.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The liquidity of the Company has been adversely affected by net losses in fiscal year end June 30, 1996 and 1997.

The Company has reported a loss of $186,152 for the six months ended December 31, 1997. In the year ending June 30, 1997, the
Company reported a loss of $1,324,634.  At December 31, 1997, the
Company had a working capital deficit of $2,045,540.

Management has taken a number of actions to increase the sales of the Company's industrial mineral products. Management intends to seek new capital, either by increased borrowings or new equity securities issuances that will provide funds needed to increase liquidity, make strategic acquisitions or fund internal growth and implement its business plans in regard to sludge and rubber processing.

NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company executed a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its now patented kinetic disintegrator systems (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one KDS machine was $550,000 and the license rights valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its total cost to $440,740 at December 31, 1997.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its now patented kinetic disintegrator systems (KDS) for exclusive use in gypsum disintegration, and disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license is valued at $425,000 and the gypsum KDS machine is valued at $350,000. Certain modifications have been made to the machine, bringing its costs at December 31, 1997 to $431,506.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - TECHNOLOGY LICENSE . . . con't

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide license to equipment developed by Spectrasonic use in disintegration, disposal, recycling, remanufacturing or manufacturing of "any kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common shares to Spectrasonic in July 1996. The Company has made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997. Spectrasonic has agreed to amending this agreement but to date no amendment agreement has been signed.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending including all data pertaining to the patent process with respect to the KDS machine whose worldwide rights had been previously acquired by the Company. In addition, the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 share plus payment of $500,000. The Cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52.
Because the Canadian foreign exchange remained approximately the same since inception, there are no material exchange rate transaction gains or losses.

Common stock issued for payment on license agreements was recorded in U.S. dollars.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCK COMPENSATION PLANS

The Company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000. Any shares issued as a result of the exercise option thereunder will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of December 31, 1997.

The Company had also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. As of December 31, 1997, 550,000 options have been approved for issuance to officers and directors but none have been exercised at December 31, 1997.

NOTE 7 - LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. This short-term note is subject to simple interest, which adds to the note, at 1% per month. At December 31, 1997, the Company owed a total of $107,000 on this loan, which includes $7,000 of accrued interest. The loan collateralized by an option to purchase interest in mining claims and agreement.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $20,000. This short-term loan was fully retired on August 20, 1997.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading, Inc. In the amount of $171,414. This uncollateralized loan was due in October 1997 and was converted into common stock prior to that time.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. The Company issued 16,818 shares of stock to Meraloma Club as an incentive for providing the loan. This loan is collateralized by the Company's Bakersfield plant and other assets.

       11        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOANS . . . con't

On March 1, 1996, the Company entered into a loan agreement with LCM Equity, Inc. The lender agreed to provide an unsecured revolving line of credit up to $500,000, with interest at 9%, and a maturity of February 16, 1997. The agreement gives the lender the option of converting all or part of its loans into First American common stock at a deemed value of $0.45 per share at any time prior to February 28, 1997. This line of credit, which amounted to $281,180 was paid off during the year ending June 30, 1997, with the issuance of 759,945 shares of common stock.

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital, Inc., where the lender agreed to provide a revolving line of credit. The loan agreement gave Knowlton Capital, Inc., the option of converting its loan into First American common stock at a deemed value of $0.75 per share on or before December 31, 1996. During the year ended June 30, 1997, the Company obtained an extension on this loan by issuance of 398,836 shares of common stock, valued at $131,617. This loan, with an interest rate of 10% and an outstanding principal balance of $790,229 at December 31, 1997, is secured by a collateral mortgage on the Company's Bakersfield plant and other assets.

On January 21, 1997, the Company entered into a loan agreement with Jacqueline Lovelock in the amount of $82,000. This short-term note is subject to interest only at prime plus 3%. This first interest payment was due ninety days after the date of this loan. The entire amount of the note was due after six months. The loan has been extended, and is considered a demand note.
This loan is collateralized, in a second position, by the Bakersfield plant and other assets.

NOTE 8 - RELATED PARTY TRANSACTION

Spectrasonic Corp. is owned and controlled by Jon Martin and John
Sand, each of whom own 50% of its outstanding stock.
Spectrasonic, a shareholder in the Company with 1,250,000, is a creditor of the Company (See Note 4.)

The Company leases office space at Suite 303 - 409 Granville
Street, Vancouver, British Columbia V6C 1T2 from LCM Equities, a shareholder of the Company.

During the year ended June 30, 1997, the Company borrowed money from Jacqueline Lovelock (See Note 7).  Ms. Lovelock is a related party to the Chairman and CEO of the Company.
       12        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTION . . . con't

During the year ended June 30, 1997, the Company issued common shares to Huntingdon Limited, 834968 Ontario Meraloma Club and
Knowlton Capital Inc., as incentives for lending funds to the Company.

NOTE 9 - LEASES

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

In October 1996, the Company signed a three year for a 1996 Ford truck. The lease, which requires monthly payments of $766, is being recorded as an operating lease.

The Company is obligated under its lease arrangements to make lease payments subsequent to June 30, 1997, as follows:

               Year Ended
               June 30             Amount
               1998                29,192
               1999                 9,192
               2000                 2,298
                                   ------
                    TOTAL          40,682
                                   ======

NOTE 10 - ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass and rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at June 30, 1997.
       13        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                        December 31, 1997

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - LITIGATION RESERVE

During the year ended June 30, 1997, the Company agreed to out-of-court settlements resulting from alleged breach of contracts suits by equipment and labor providers against the Company in the amount of $44,366. This amount has been set aside as a litigation reserve and is included in the Company's general and administrative expenses.

The Company is currently involved in two lawsuits resulting from alleged breach of contracts with two suppliers for payment of goods and services. The Company is in the process of settling these claims in the amount of $17,695. This amount has been set aside as a litigation reserve and is included in the Company's general and administrative expenses.

NOTE 12 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to ($0.01) and ($0.12) per share for the six months ending December 31, 1997 and the year ending June 3, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company was incorporated on April 12, 1995, and commenced construction of a plant in Bakersfield, California in July 1996. Initial funding for the startup was achieved by way of sale of common stock and by borrowing funds on varying terms and conditions. This allowed the Company to complete construction of the facility in Bakersfield and continue with the research and development of the technology as it is applicable in the sludge processing industry.

The Company was a development stage company until May 1997 when the Bakersfield plant commenced full production. In the first six months of operation this fiscal year (to December 31, 1997) sales amounted to $596,000.

At December 31, 1997, the Company had a bank overdraft of $2,500. It also had inventories, receivables, and other current assets of $150,000. Its current accounts payable of $456,000 means the Company will continue to raise funds from sale of common stock, and from private loans, until it can generate its cash requirements internally. The Company recognizes a need for additional working capital as well as restructuring some of its current debt in order to achieve better ratios.

In the first six months of operation, the Company has raised
$820,000 from the sale of common stock. These funds were used to retire existing loans, acquire additional fixed assets, and for general working capital purposes.

The Company has sufficient liquidity to maintain its operation while it continues to seek additional funding.

Results of Operations

During the quarter ending December 31, 1997, the Company incurred an operating loss of $26,000, bringing its loss for the first six months of the fiscal year to $186,152. Wages and benefits continue to be the major expense with labor costs in the quarter amounting to $90,000, bringing the labor cost for the first six months to $220,000. Lease to purchase has also been a major expense but management has taken steps to reduce these costs by divesting itself of the trucking part of the business. In the first six months, lease to purchase costs charged to the income statement amounted to $77,000. These costs in the future will be reduced to less than $1,000 per month. Management has also taken steps to streamline the operation by marketing primarily milling services, thus avoiding costly transportation and raw material inventory costs. The cost reductions implemented should be reflected in the next quarterly statement. Revenue in the second quarter was derived from sale of processed gypsum and potash. There is a potash contract in place which will show results in the next quarter. This customer has given the Company a contract for 8,000 tons of product to be processed by the end of March 1998.

The plant became fully operational in May 1997 and the Company operated two shifts per day, during July and part of August. The two SDM machines, along with the bagging equipment, bulk hoppers, conveyor systems, and the extensive electrical system, are functioning as anticipated and production levels are in line with budgeted projections.

While revenue was derived only from gypsum and potash during the quarter ending December 31, 1997, the Company expects to expand its markets in the next quarter and commence selling broadcast as well as solution grade gypsum. The gypsum mine in Blythe, California is expected to be in full production by March 1, 1998. The Company expects to sell Broadcast gypsum to both the farming industry and the cement industry.

The Company advises that LCM Equity, Inc. converted all outstanding loans into common stock. All loans to Magic Trading have been converted to common stock. A loan in the amount of $200,000 due to 834968 Ontario, Inc. has been retired during the quarter ending September 30, 1997.

Inflation

Inflation continues to be a non factor in the quarter ending December 31, 1997. This is consistent with the previous fiscal year ending June 30, 1997. Construction costs were not adversely affected by inflation, nor has inflation had any adverse affect on operating costs to date.

QUARTER ENDED DECEMBER 31, 1997

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

During the quarter ending December 31, 1997, the largest single expenditure was $90,000 for payroll and $33,000 in lease costs related to the lease/purchase of equipment. The Company also spends funds on a marketing program to promote the technology as it relates to industrial minerals, rubber and biowaste (sludge). The Company has reconfigured the machine for biowaste and completed onsite testing program for biowaste. Test results from the biowaste test site were very good and the Company was very pleased with the Pathogen count and the moisture reduction in the test site. It is expected that a more extensive test will be conducted in early 1998 prior to proceeding to its first commercial application.

All operating results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has changed very little during the past year. The conversion rate over the past year has varied between US$0.70 to US$0.73 to CAN$1.00.

Foreign Operations

The Company is conducting its biowaste testing at Chilliwack, British Columbia, Canada. At these facilities, the Company carries out research and development work on biowaste, and industrial minerals. The focus of its efforts in the quarter ending December 31, 1997 was directed toward biowaste. An administrative office is maintained in Vancouver, British Columbia, Canada.

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

Dated this 7th day of May, 1998.


FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/  Jack Lovelock, Chief Executive Officer and a member of the Board of Directors.

BY:  /s/  Robert G. Dinning, Secretary/Treasurer, Chief Financial
          Officer and a Member of the Board of Directors.