Form 10-Q
period 1998-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1998-05-12
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1998.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at March 31, 1998 was 46,151,018 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------


       2                    PART I
ITEM 1.   FINANCIAL STATEMENTS.
                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          BALANCE SHEETS

                                        Nine Months         Year
                                        Ending              Ending
ASSETS                                  03/31/98            06/30/97
CURRENT ASSETS
 Cash                                   $    7,865          $    8,211
 Accounts receivable                        24,343              72,940
 Inventory                                 114,373              55,376
 Advance Royalties                          98,498                   0
 Prepaid expenses                            9,203              18,836
                                        ----------          ----------
                                           254,271             155,363
                                        ----------          ----------
PROPERTY AND EQUIPMENT
 Kinetic Disintegrator equipment           872,246             872,246
 Plant assets and equipment              1,558,172           1,512,561
 Office equipment                           24,740               8,916
 Leasehold Improvements                      8,510               5,476
                                        ----------          ----------
                                         2,463,688           2,399,199
Less: Accumlated Depreciation              (31,536)            (31,536)
                                        ----------          ----------
                                         2,432,132           2,367,663
OTHER ASSETS
 Technology license -
   net of amortization                   2,133,833           1,883,833
 Deposit                                    17,759              15,568
                                        ----------          ----------
                                         2,151,592          1,899,401
                                        ----------          ----------
                                        $4,837,995          $4,422,427
                                        ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank overdraft                        $        0          $    4,754
  Accounts payable                         473,936             406,272
  Accrued interest payable                  11,154              85,159
  Litigation reserve                        62,061              62,061
  Short term loans payable                       0             589,914
  Loans payable - Knowlton Capital Inc.          0             790,229
  License agreement payable                537,000             537,000
                                        ----------          ----------
                                         1,084,151           2,475,389
                                        ----------          ----------
STOCKHOLDERS' EQUITY
   Common stock - $.001 par value
     50,000,000 shares authorized,
     46,151,018 issued                      46,151              13,622
   Additional paid-in capital            5,939,544           3,731,471
   Deficit accumulated during
     the development stage              (2,231,851)         (1,798,055)
                                        ----------          ----------
 Total Stockholders' Equity              3,753,844           1,947,038
                                        ----------          ----------
                                        $4,837,995          $4,422,427
                                        ==========          ==========

        The accompanying notes are an integral part of
                  these financial statements.
                               F-1

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
            STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                         Nine Months Ending  Year Ending
                         March 31, 1998      June 30, 1997
INCOME                   $  645,133          $    347,721

COST OF SALES               260,607               157,974
                         ----------           -----------
GROSS PROFIT               384,526                189,747

OPERATING EXPENSES         809,293              1,514,381
                         ---------           ------------
NET INCOME (LOSS)        $(424,767)          $ (1,324,634)
                         =========           ============
NET INCOME (LOSS)
  PER SHARE              $   (0.009)         $      (0.12)
                         =========           ============




























     The accompanying notes are an integral part of these
                     financial statements.

(The statement of Stockholders' Equity has been divided unto two pages for transmission via EDGAR. This is page one of two.)

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
                Nine Months Ending March 31, 1998

                                                  Additional
                              Common Stock        Paid-in      Retained
                           Shares       Amount    Capital      Earnings
BALANCE
 June 30, 1997             13,622,448   $ 13,622  $ 3,731,471  $ (1,807,084)

ADD:
 Settlement of debt
 of $116,188 for 937,000
 shares of common stock
 July 28, 1997               937,000          937      115,251

 Settlement of debt of
 $164,522 for 1,278,750
 shares of common stock
 July 28, 1997             1,278,750        1,278      163,244

 Private placement of
 1,000,000 shares of
 common stock
 August 5, 1997            1,000,000        1,000      199,000

 Purchase of patent and
 manufacturing rights for
 1,000,000 shares of common
 stock - July 2, 1997     1,000,000        1,000      249,000

 Settlement of debt of
 $35,441 for 225,000 shares
 of common stock - August
 5, 1997                   225,000           225       35,216

 Purchase of fixed assets
 for $16,600 for 73,000
 shares of common stock     73,000            73       16,527

 Purchase of fixed assets
 for $15,000 for 150,000
 shares of common stock    150,000           150      14,850

 Settlement of debt of
 $22,560 for 225,000 shares
 of common stock           225,000           225      22,335

 Settlement of debt of
 $24,475 for 448,500 shares
 of common stock - March
 1998                      448,500           449      24,026





(The statement of Stockholders' Equity has been divided unto two pages for transmission via EDGAR. This is page two of two.)

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                STATEMENT OF STOCKHOLDERS' EQUITY
                Nine Months Ending March 31, 1998

                                                       Additional
                                Common Stock           Paid-in   Retained
                            Shares         Amount      Capital   Earnings
 Settlement of debt of
 $10,000 for 200,000 shares
 of common stock - March
 1998                          200,000          200        9,800

 Settlement of debt of
 $44,000 for 550,000 shares
 of common stock - February
 1998                          550,000          550       43,450

 Settlement of secured debt
 $1,171,501 for 23,430,000
 shares of common stock
 March 1998                 23,430,000       23,430    1,148,071

 Settlement of royalty
 agreement debt $135,816.76
 by issuance of 2,716,320
 shares of common stock
 March 1998                  2,716,320        2,717      133,100

 Settlement of royalty
 payment $34,498 by
 issuance of 295,000
 shares of common stock
 February 1998                 295,000          295       34,203

Net Loss for the period ending
 March 31, 1998                                                       (424,767)
                            ----------     --------   -----------   ----------
                            46,151,018     $ 46,151   $ 5,939,544  $(2,231,851)
                            ==========     ========   ===========  ===========














The accompanying notes are an integral part of these financial statements.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                     STATEMENT OF CASH FLOWS

                                        Nine Months
                                        Ending              Year Ending
                                        03/31/98            06/30/97
CASH FLOWS PROVIDED (USED) IN
OPERATIONS
 Net income (loss)                      $ (424,767)              $(1,324,634)
 Adjustment to year end deficit             (9,029)
 Depreciation and amortization                  -                     52,703
 Adjustment to reconcile net loss
  to net cash used by operations:
 Financing fees paid by issuance of stock       -                    203,867
 Office services paid by issuance of stock      -                     91,923
 (Increase) in accounts receivable          48,597                   (72,940)
 Increase in inventory                     (58,997)                  (55,376)
 (Increase) in prepaid expenses              9,633                    (9,733)
 Increase in Royalties paid                (98,498)                       -
 Increase in accounts payable
   and accrued expenses                     67,664                   330,857
 Increase in litigation reserve                 -                     62,061
 (Increase) in accrued interest            (74,005)                   72,397
 Decrease in loans payable              (1,380,143)                 (193,000)
                                        ----------               -----------
                                        (1,919,545)                 (841,875)
                                        ----------               -----------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
 Payment for technology license           (250,000)                       -
 Purchase of plant,
   property and equipment                  (64,469)              (1,389,534)
 Deposits                                   (2,191)                  (7,058)
 Proceeds from loans                                                     -
                                        ----------               -----------
                                          (316,660)               (1,396,592)
                                        ----------               -----------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Short term borrowings                          -                  1,664,863
 Payments on short-term borrowings              -                   (110,000)
 Proceeds from sales of stock            2,240,602                   692,400
                                        ----------               -----------
                                         2,240,602                 2,247,263
                                        ----------               -----------
NET INCREASE (DECREASE) IN CASH         $    4,397               $     8,796

CASH - Beginning of period                   3,457                    (5,339)
                                        ----------               -----------
CASH - End of period                    $    7,854               $     3,457
                                        ==========               ===========
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
 Cash paid during the period for:
   Financing fees                       $        0               $   194,466
   Income taxes                         $        0               $         0

     The accompanying notes are an integral part of these
                     financial statements.

       8         FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                         March 31, 1998

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

Amortization of the Company's technology licenses began May 1, 1997 when the Company's property, plant and equipment (which directly originate from the licensed technology) were placed in service. The cost of the Company's technology licenses will be amortized over the estimated economic life of fifteen years.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                         March 31, 1998

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES - Summary of Significant Accounting Policies . . . con't

Organizational costs, which are deemed immaterial, were expensed when paid.

Provision for Taxes

At June 30, 1997, the Company had net operating loss carry forwards of approximately $1,807,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forward will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

All shares have been adjusted for a 6-for-10 reverse stocks split on August 14, 1995.
                               F-6

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The liquidity of the Company has been adversely affected by net losses in fiscal year end June 30, 1996 and 1997.

The Company has reported a loss of $424,767 for the nine months ended March 31, 1998 bringing the accumulated losses to $2,231,851. At March 31, 1998, the Company had a working capital deficit of $898,378. This deficit is a significant reduction from December 31, 1997, but additional refinancing is required.

Management has taken a number of actions to increase the sales of the Company's industrial mineral products. Management intends to seek new capital, either by increased borrowings or new equity securities issuances that will provide funds needed to increase liquidity, make strategic acquisitions or fund internal growth and implement its business plans in regard to sludge and rubber processing.

NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company executed a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its now patented kinetic disintegrator systems (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one KDS machine was $550,000 and the license rights valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its total cost to $440,740, at March 31, 1998.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its now patented kinetic disintegrator systems (KDS) for exclusive use in gypsum disintegration, and disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license is valued at $425,000 and the gypsum KDS machine is valued at $350,000. Certain modifications have been made to the machine, bringing its costs at March 31, 1998 to $431,506.

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

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

                 FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCK COMPENSATION PLANS

The Company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000. Any shares issued as a result of the exercise option thereunder will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of March 31, 1998.

The Company had also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. As of March 31, 1998, 550,000 options have been approved for issuance to officers and directors but none have been exercised at March 31, 1998.

NOTE 7 - LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. In March
1998, this loan plus accrued interest was converted into shares of common stock in the Company.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $200,000. This short-term loan was fully retired on August 20, 1997.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading, Inc. in the amount of $171,414. This uncollateralized loan plus additional plus additional loans during the year were converted into common stock in the Company.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. This loan, plus accrued interest was converted into shares of Common Stock of the Company.

       12        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - LOANS . . . con't

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital, Inc., where the lender agreed to provide a revolving line of credit. The loan agreement has been extended over the past two years, and in March 1998, the Knowlton Capital Inc. loan of $521,851 was converted into shares of Common Stock.

On January 21, 1997, the Company entered into a loan agreement with Jacqueline Lovelock in the amount of $82,000. This was a secured loan, whose terms have been extended and the amounts increased. These loans of $160,000 were converted into shares of Common Stock in the Company.

During the year, certain loans totalling $135,816 were obtained in regard to the financing of the mine site in Blythe, California. These loans were to have been repaid by a royalty arrangement but in March 1998, all royalty agreements in the amount of $135,816 were converted into shares of Common Stock in the Company.

Additional sundry loans obtained during the year have also been converted to shares of Common Stock and at March 31, 1998, the Company had no loans outstanding.

NOTE 8 - RELATED PARTY TRANSACTION

Spectrasonic Corp. is owned and controlled by Mssr's Martin and Sand, each of whom own 50% of its outstanding stock.
Spectrasonic, a shareholder in the Company with 1,250,000, is a creditor of the Company. (See Note 4.)

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

       13        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - LEASES . . . con't

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

       14        FIRST AMERICAN SCIENTIFIC CORP.
                 (A Development Stage Enterprise)
                          March 31, 1998

NOTES TO FINANCIAL STATEMENTS


NOTE 12 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to ($0.009) and ($0.12) per share for the six months ending March 31, 1998 and the year ending June 3, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company was incorporated on April 12, 1995, and commenced construction of a plant in Bakersfield, California in July 1996. The Company was a development stage company until May 1997 when the Bakersfield plant commenced full production. In the nine months ending March 31, 1998, sales amounted to $645,000.

At March 31, 1998, the Company had a bank balance of $2,500. Accounts receivable and Inventories totaled $$138,000. The Company has also made advance royalty payments regarding its Blythe, California Gypsum operation in the amount of $98,000. Accounts payable at March 31, 1998 amount to $473,000, meaning the Company will continue to raise funds either from sale of common stock or from private loans, until it can generate its cash requirements internally. The Company recognizes a need for additional working capital as it also has a current obligation in regard to the balance owing on its acquisition of the patent rights etc attached to its technology in the amount of $537,000.

In the first nine months of operation, the Company has raised $2,240,602 from the sale of common stock. These funds were used to retire all loans outstanding at June 30, 1997 plus those incurred during the current fiscal year. These loans amounted to $1,715,000. As well, funds in the amount of $250,000 were expended to acquire manufacturing rights, $64,000 regarding additional fixed assets, and the balance for general working capital purposes. While its working capital position has improved significantly from June 30, 1997 to the present, its current deficiency of approximately $800,000 requires that management continue to seek additional financing to correct this imbalance.

The Company has sufficient liquidity to maintain its operation while it continues to seek additional funding.

Results of Operations.

During the quarter ending March 31, 1998, the Company incurred an operating loss of $238,615, bringing its loss for the first nine months of the fiscal year to $424,767. This quarter included one time interest charges on loans outstanding which were converted to common stock. This interest amounted to $101,000. Business volume and expense was somewhat modest during the past quarter because of weather conditions, and the slow season for product. The operating loss at the Bakersfield plant during the past quarter was $70,000. Wages and benefits during the quarter amounted to $40,000. Lease to purchase expense has been a major item but management has eliminated the hauling portion of the business and lease costs during the quarter amounted to only

$9,000. In the first nine months, lease to purchase costs charged to the income statement amounted to $87,000. These costs in the future will not be significant. Management has also taken steps to streamline the operation by marketing primarily milling services, thus avoiding costly transportation and raw material inventory costs. Revenue in the third quarter was derived from sale of processed gypsum and potash. The Company continues to fulfil a contract for the milling of potash.

The plant became fully operational in May 1997 and the Company operated two shifts per day, during July and part of August. The two KDS machines, along with the bagging equipment, bulk hoppers, conveyor systems, and the extensive electrical system, are functioning as anticipated and production levels are in line with budgeted projections.

While revenue was derived only from gypsum and potash during the quarter ending March 31, 1998, the Company expects to expand its markets in the next quarter and commence selling broadcast as well as solution grade gypsum. The gypsum mine in Blythe, California commenced production April 1998 and expects to sell Broadcast gypsum to both the farming industry and the cement industry.

As indicated earlier, the Company reached agreement with its secured debt holders to convert all outstanding loans into common stock at $0.05 per share. In addition to this, the Company has also negotiated with all holders of Royalty Agreements regarding gypsum production at Blythe, California to convert their holdings to common shares. This debt of $135,817 has been converted at $0.05 per share into common shares of the Company. A loan in the amount of $200,000 due to 834968 Ontario, Inc. was retired during the quarter ending September 30, 1997.

Inflation

Inflation continues to be a non factor in the quarter ending March 31, 1998. This is consistent with the previous fiscal year ending June 30, 1997. Construction costs have been completed and were not adversely affected by inflation, nor has inflation had any adverse affect on operating costs to date.

Quarter Ended March 31, 1998

The Company rents premises at 4100 Burr Street, Bakersfield, California, for the sum of $1,000 per month. These premises are rented for a one year period with the option to renew for an additional 2 years. The plant consists of two (2) KDS machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines. These machines are supplemented by approximately

$1,500,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks, and sundry other items.

During the quarter ending March 31, 1998, the largest single expenditure was $40,000 for payroll and $9,000 in lease costs related to the cancellation of lease/purchase contracts. The Company also spends funds on a marketing program to promote the technology as it relates to industrial minerals, rubber and biowaste (sludge). The Company has reconfigured the machine for biowaste and completed onsite testing program for biowaste. Test results from the biowaste test site are very positive and the Company was very pleased with the Pathogen count and the moisture reduction in the test site. It is expected that a more extensive test will be conducted in June 1998 prior to proceeding to its first commercial application.

All operating results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has changed very little during the past year. The conversion rate over the past year has varied between US$0.70 to US$0.73 to CAN$1.00.

Foreign Operations

The Company is conducting its biowaste testing at Chilliwack, British Columbia, Canada. At these facilities, the Company carries out research and development work on biowaste, and industrial minerals. The focus of its efforts in the quarter ending March 31, 1998 was directed toward biowaste. An administrative office is maintained in Vancouver, British Columbia, Canada.

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