Form 10KSB
period 1998-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-03-30
CIK 1002822

                                             FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - June 30, 1998

     OR

[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

                    Commission file number 0-27094

                   FIRST AMERICAN SCIENTIFIC CORP.
         (Exact name of Company as specified in its charter)

Nevada                                  88-0338315
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)


                        409 Granville Street
                             Suite 1003
                Vancouver, British Columbia   V6C 1V5
   (Address of principal executive offices, including postal code.)

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

                       YES [   ]   NO [ x ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of March 29, 1999 was 54,946,018.


                 Documents Incorporated by Reference

1. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996.

2.   Form 10-K for the period ending June 30, 1996.

3.   Form 10-K for the period ending June 30, 1997.

                               PART I

Item 1.   BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "Company") is a Company formed under the laws of the State of Nevada on April 12, 1995. Initially the purpose of the Company was to promote an exclusive license to develop, market, distribute, manufacture, and sell equipment, technology, products, and services worldwide, using the Kinetic Disintegration System (KDS), a highly refined micronizing process using standing sound waves and kinetic energy technology. The purpose of the technology was to use it in the areas of disintegrating of industrial minerals such as gypsum, phosphates, sulfates, nitrates, as well as in other applications for rubber, and sludge. The Company also acquired the world wide rights to develop, market, and distribute the KDS for micronizing any and all products.

     The Company entered into three licencing agreements regarding the micronizing process. The first agreement in June 1995 dealt with the processing of rubber and glass. The second agreement in February 1996 covered gypsum and the third agreement in May 1996 covered any and all other applications. By way of agreement dated July 2, 1997, the Company acquired the rights to all patents to be issued or pending, as well as all applicable CAD drawings, blueprints, and any other data pertaining to the patent process, subject only to fulfillment of payment terms.

Business

     The Company produces extremely fine powders, MICROFINE(TM) comparable to talcum from a wide variety of recycled and raw materials. Its Kinetic Disintegrator System (KDS), exclusively licensed to the Company, utilizes a highly refined process using standing sound waves and kinetic energy technology for disintegrating materials. MICROFINE(TM) powders have a higher market value as they can be used as cost effective, high performance fillers and additives in a wide variety of compounds and emulsions.

     The initial mandate of the Company was to produce fine rubber powder. Because additional research was needed to enhance the production cycle of fine rubber powder, the Company decided to focus its efforts on industrial minerals and delay production of fine rubber until other applications are generating profits and funds would then be available for additional rubber research.

     The Company decided to arrange for additional research in both the rubber and sludge sectors and commenced with the development of a plant operation in Bakersfield, California to process industrial minerals. The Company ceased operations in Bakersfield and closed the plant on June 30, 1998.

     Currently, the Company is not producing any powders, nor does it have any contracts to produce any powders. There is no assurance that the Company will produce any powders in the future or will enter into any contracts with anyone to produce any powders.

     The Company's micronizing system can cost effectively process any of the industrial minerals such as gypsum, limestone, sulphur, dolomite, and various phosphates and nitrates into MICROFINE(TM) powders and has the unique capability of being able to "prescription-blend" any combination of minerals for more optimal results.

     During the fiscal year ending June 30, 1998, the Bakersfield plant produced gypsum but sales were below expectations because of insufficient working capital to stockpile inventory to meet market demands. Sales for the fiscal year ending June 30, 1998 amounted to $665,638 and the gross margin for the year was $375,857. The Company attempted to establish its own gypsum operation at Blythe, California, but eventually abandoned this operation because of lack of working capital and because of high royalty costs applicable to gypsum removed from the site. All costs applicable to this operation have been written off in the current year.

     While the Company will continue with its development in the industrial minerals field, steps have been taken to complete testing of sludge, with proposed operations in the state of Washington. There is no assurance, however, that any operations will ever be initiated in the state of Washington.

     On September 17, 1998 the Company granted a licensing agreement to The Green Leaf Fibre Company Ltd. (hereinafter "GLF") of Northern Ireland for GLF to conduct research and development testing within the United Kingdom on the commercial viability of the Company's kinetic disintegration system technology and equipment. Subject to GLF's satisfaction with the test results, the two companies are expected to form a joint venture for the commercialization of the KDS technology in Europe.

Summary of Exclusive Agreements with Spectrasonic Corp.

     On June 22, 1995, the Company entered into an Exclusive License Agreement with Spectrasonic. The contract is for a period of 99 years. Under the terms of the June 22, 1995 agreement, Spectrasonic granted the Company the exclusive license to develop, market, manufacture distribute, and sell equipment, technology, products, and services worldwide using the KDS system as it relates to rubber and glass disposal. The total contract price for this license was $550,000. The Company issued 250,000 common shares to Spectrasonic at an aggregate value of US$175,000. In addition, the Company paid a total of US$375,000 in various payments bringing the total payout to US$550,000.

     On February 22, 1996, the Company executed a License Agreement with Spectrasonic Corp for a period of 99 years, whereby the Company acquired the exclusive rights to exploit, develop, use, manufacture, market, distribute and sell KDS systems as it relates to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing, using used or new raw materials.

     The total contract price for this license was $775,000. This consists of the issuance of 1,000,000 common shares at $0.50 each, for US$500,000 plus cash payments totaling US$275,000. This contract has been fully paid. This agreement is exclusive except for one small operator located in the state of Washington, who has one machine, and has the rights to use this machine in four states. The Washington operator has not and will not have any significant impact on the operation of the Company.

     On May 17, 1996, the Company executed a further License Agreement with Spectrasonic Corp wherein it acquired the world wide rights to all and any kinds of materials not covered in previous agreements with Spectrasonic. This agreement covers both used and new materials, and covers disintegration, disposal, recycling, remanufacturing or manufacturing or any and all kinds of materials using the Equipment and/or Technology. One Canadian operator has a license which covers feed or fertilizer, however, his license will not have a significant impact on the operation of the Company.

     The May 17, 1996 License Agreement is for a period of 99 years and the total consideration for it is US$1,250,000 consisting of 1,000,000 shares of the Company's Common Stock at $0.50 per share for a total of US$500,000 plus payment of $1,000,000 Canadian funds (converts to US$740,000) by January 2, 1997. During the fiscal year, payments totaling $174,250 were made to Spectrasonic, leaving a balance at June 30, 1998 of $537,000. A supplementary agreement dated October 24, 1996 provided for a revised payout schedule for the balance owing on this Agreement. The Company is in default on this debt and is negotiating revised terms of payment. Spectrasonic, with the concurrence of the Company, has assigned all of its rights to Ashford Holdings Inc.

     On July 2, 1997, the Company acquired all patents issued, to be issued, or pending, as well as all manufacturing rights, drawings, blueprints, CAD drawings, for the total consideration of 1,000,000 common shares at $0.25 per share plus $500,000, payable on the basis of $50,000 per machine sold, until the Company has sold 10 machines. The Company was advised that a patent was issued November 24, 1998 and that the patent had been published. The patent number as issued is 5839671.

Market

     While the Company believes that there is a market for its products, currently the Company is not producing any Microfine(TM) powders and there is no assurance that the Company will produce any products in the future.

     The Company competes with other corporation that produce microfine powders, most of which have more financial resources than the Company.

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

Company's Facilities

     The Company's corporate offices are relocated to Suite 1003 - 409 Granville Street, Vancouver, British Columbia, Canada V6C 1T2 in August 1998. The phone number of the Company is (604) 681-8656 and the fax number is (604) 685-0698. The e-mail address for the Company is rdinning@radiant.net.

     The Company has a three year lease on these premises at $1,000 per month. The Company also has a branch office located at 4100 Burr Street, Bakersfield, California 93308. This is the location of its plant for industrial minerals. The premises consist of 3 acres of land and a 5,000 square foot building. This property is currently vacant and the Company does not intend to renew its lease.

Employees

     The Company currently has no employees other than Officers and Directors. The Company engages personnel through consulting agreements where necessary as well as outside consultants, attorneys, and accountants.

Other

     The Company entered into a loan agreement with LCM Equity Inc, ("LCM Equity"), located at 7811 Angus Drive, Vancouver, British Columbia, Canada V6P 5K7. wherein LCM Equity Inc agreed to lend the Company up to US$500,000 by way of a revolving line of credit. This line of credit was available until February 16, 1997 at which time it was terminated per agreement. At June 30, 1996, the loan balance outstanding was US$274,141. In July 1996, loans totaling US$201,449 were converted to 452,376 shares of common stock, leaving a balance outstanding of $72,692. On November 30, 1996, the balance of US$72,692 was converted into 181,730 shares of common stock in full settlement of the debt. LCM Equity Inc also lent the company the sum of $192,260 which has been settled by the issuance of 480,650 common shares. There have been no further loans from LCM Equity Inc.

     On April 30, 1996, the Company entered into another loan agreement, with Knowlton Capital, ("Knowlton"), a proprietorship carrying on business in the Province of Quebec, and having its offices at 329 Brill Road, Foster, Quebec J0E 1R0. Pursuant to thereto, Knowlton agreed to loan the Company up to US$800,000 with interest payable at 10% per annum. These loans were all converted to common stock in March 1998 by issuance of common stock directly to the participants in Knowlton Capital, none of whom owned more than 10% of Knowlton. All recipients of common stock through Knowlton Capital received Reg "S" stock except Richard Camuso, who received Reg 144 common stock. The Knowlton Capital loan converted to common shares amounted to $926,729. Interest of $87,022 has been accrued to the debt to bring the total debt to Knowlton Capital Inc at March 20, 1998 to $1,013,751. This in turn has been converted to 20,275,000 common shares and was issued as follows:

                                                  Shares on
                                   Debt           Conversion
Magic Trading Ltd                  $  200,000      4,000,000
Donna Lavigne                          92,500      1,850,000
Knowlton Capital Inc                  200,000      4,000,000
Jack E. Lovelock                      161,861      3,237,000
Jacqueline K. Lovelock                160,000      3,200,000
East Street Management Ltd.            90,000      1,800,000
Richard Camuso                         68,000      1,460,000
F.J.R. Resources                       34,000        728,000

     Totals                        $1,103,751     20,275,000

     A loan received in 1997 from Meraloma Club in the amount of $36,500 was converted at March 20, 1998 into common shares. The loan, plus interest of $4,500, amounted to $41,000 and was converted into 820,000 common shares March 20, 1998.

     In April 1997, Magic Trading Inc, ("Magic"), a foreign controlled investment company, agreed to provide certain loans to the Company. As consideration for the loan, Magic received the option of either repayment by December 31, 1997 or conversion into common stock. At June 30, 1997, the loan outstanding amounted to $171,414. This debt was settled subsequent to the year end by issuance of 1,278,414 shares of common stock.

     Magic also provided additional loans in the current fiscal year. A loan of $116,188, in July 1997, was converted to 937,000 common shares and a loan of $200,000 was converted in September 1997 into 1,000,000 common shares. As well, a loan of $35,441 was converted into 225,000 common shares in August 1997. There are no loans outstanding with Magic at June 30, 1998.

     Additional loans have been received from Jacqueline Lovelock, the daughter of the Company's Chief Executive Officer and Chairman of the Board, Jack Lovelock in the amount of $80,000. This loan carries interest at 10% per annum and was converted into 1,870,000 common shares in September 1998. There are no loans presently outstanding to J.K. Lovelock.

     From November 1997 to January 1998, various investors (7) lent the Company funds totaling $135,816 in regard to commencement of mining of gypsum at Blythe, California. Because of serious weather problems in the winter and spring of 1998, it was not possible to deliver gypsum from the mine site, and because of royalty commitments, it was decided to cease operation at the mine site. The lenders, all of whom reside outside of United States agreed to convert their loans to common shares in the Company. The loans were converted into 2,716,320 shares at $0.05 per share on March 20, 1998. The participants in this agreement were:

Loreada Partners    $65,816        1,316,320 common shares
R.R. Rout            25,000          500,000 common shares
D. Henry             10,000          200,000 common shares
B. Boyer             10,000          200,000 common shares
H. Malin             10,000          200,000 common shares
R. Stone             10,000          200,000 common shares
J. Rush               5,000          100,000 common shares

     On July 26, 1996, the Company entered into an agreement with Eco Solutions LLC and Pacific Gypsum Products Inc, whereby the Company acquired exclusive rights to Gypsum used for Agricultural purposes from the mine site at Blythe, California for fifteen (15) years. Eco Solutions LLC was unable to perform according to the contract and have been, by mutual agreement of all parties, have been released from performance thereof. Financing of the foregoing agreement was assisted by a loan from Huntington Inc, a foreign controlled investment company, in the amount of $100,000. On March 20, 1998, this loan plus interest of $10,000 was converted into 2,200,000 common shares.

Risk Factors

     1. Going Concern Opinion. During the fiscal year ended June 30, 1998, the Company had a net loss of $489,916 which reduced the stockholder's equity to a deficit of $293,716. In addition, assets decreased by $185,413 and liabilities increased by $304,503. As a result of the foregoing, serious concerns have been raised as to the ability of the Company to remain in business during the next twelve
(12) months.

     2. Development and Market Acceptance of New Products. The Company's success and growth will depend upon the Company's ability to improve and market its existing products and to successfully develop, manufacture and market new products. The Company's success may depend in part upon the market's acceptance of, and the Company's ability to deliver and support its products. See "Business - Products."

     3. Liquidity; Need for Additional Financing. The Company believes that it will need additional cash during the next twelve months. If the Company is unable to generate a positive cash flow before its cash is depleted, it will be required to curtail operations substantially, and seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, if capital is available, or to obtain it on terms favorable to the Company. The Company is currently suffering from a lack of liquidity that it believes will impair its short-term marketing and sales efforts and adversely affect its results for the current quarter and until the offering proceeds are received. Because of the need for additional financing described above, the Company's auditors have issued a going concern opinion. See "Financial Statements."

     4. Dependence Upon Suppliers. The Company relies on a number of suppliers to provide certain raw materials for its products. The interruption of certain sources of supply or the failure to adapt materials to the Company's changing technological requirements could disrupt the Company's ability to manufacture products or cause the

Company to incur costs associated with the development of alternative sources, either of which could adversely affect the Company's financial performance. See "Company - Manufacturing."

     5. Technology Risk. All manufacturers, including the Company, utilize different applications of known technology. Should a competitor develop a technological breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the Company's products would be at risk of becoming obsolete.

     6. Competition. Most of the Company's competitors have substantially greater financial, technical and marketing resources than the Company. In addition, the Company's products compete indirectly with numerous other products. As the market for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets. See "Business - Competition."

     7. Issuance of Additional Shares. Approximately 45,053,982 shares of Common Stock or 45.05% of the 100,000,000 authorized shares of Common Stock of the Company are unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts or intentions to issue any additional shares to other persons, other than in the exercise of options and warrants, the Company may in the future attempt to issue shares to acquire products, equipment or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities."

     8. Indemnification of Officers and Directors for Securities Liabilities. The Company's Articles of Incorporation provide that the Company will indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     9. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

     10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy."

     11.  Impact of Year 2000 Issue.    The Company has reviewed its
internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

     12. Lack of Current Operations. The Company currently is not producing and products and has no contracts to produce any products.

     13. Lack of Market Research. The Company has neither conducted nor has the Company engaged other entities to conduct market research such that management has assurance market demand exists for the transactions contemplated by the Company. See "Business."

     14. No Cash Dividends and None Anticipated. The Company has not paid any cash dividends, nor does it contemplate or anticipate paying any cash dividends upon its securities in the foreseeable future. The Company anticipates that it will use all earnings generated from operations to finance the growth of the Company. See "Description of Securities" and "Dividends."

     15. Product Liability. The Company could incur liability for product defects which result in damage from the use of its equipment and products. Any such claims, if successful, could result in substantial losses to the Company.

     16. No Insurance Coverage. The Company, like other companies in its industry, is finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by a serious error or omission.

     17. Non-arms Length Transactions and Conflicts of Interest. The Company has engaged in transactions with its Officers, Directors and principal shareholders. Such transactions may be considered as not having occurred at arms length. The company will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties. See "Business."

     18. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the active participation of its management employees, particularly its Chairman and President, Jack Lovelock; and its Chief Financial Officer and Secretary Robert Dinning. The Company does not have employment agreements with any of these employees. If the employment of its key employees terminates for any reason, such loss of personnel could have a significant adverse effect upon the Company's operations.

     19. Lack of Key Man Insurance. The Company has not obtained key man life insurance on the lives of any of the officers or directors of the Company. The death or unavailability of one or all of the officers or directors of the Company could have a material adverse impact on the operation of the Company. See "Management."


ITEM 2.   PROPERTIES

     The Company owns no real property. It leases 1,000 square feet of office space at 409 Granville Street, Suite 1003, Vancouver, British Columbia V6C 1T2. The cost of the space is approximately $1,000 per month. The lease is for three years and was effective August 1, 1998.

     The Company leases industrial land at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. The lease was for 12 months, commencing April 15, 1996 and expiring April 14, 1997. The lease has been extended and will expire on April 14, 1999. The land consists of 100,000 square feet. The rent for the premises is US$1,500 per month with a security deposit of US$2,500. The Company has vacated these premises and ceased operations in California.

     The Company owns two KDS systems at June 30, 1998 and leases an additional two machines. The first two KDS systems were acquired as part of its licensing agreement with Spectrasonic and are recorded at a cost of US$872,246. In the fiscal period ending June 30, 1998, no additional funds were expended on these systems. The two other KDS machines are being used in research for the processing of sludge.

    The Company has other fixed assets located in California. The cost of these assets at June 30, 1998 is US$1,529,161 and consists of hoppers, bagging equipment, electrical paneling and extensive site preparation, paving, construction of a building, and general storage bins. The Company has office equipment costing $24,740.

     The Company also has expended costs of $2,155,000 for the Technology License.


ITEM  3.  LEGAL PROCEEDINGS

     No material legal proceedings are pending to which the Company is a party or of which any of the Company's property is the subject matter other than as described below. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party to any litigation other than as described below:

     PRIMECO V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District Case No. 139650, filed on approximately September 19, 1998. This complaint claims breach of contract and accompanying causes of action seeking payment for rental equipment. The claim is in the amount $21,231.54. The complaint has been answered and a settlement agreement has been proposed and accepted. The settlement will be for the amount of the claim paid out over 10 months to be paid in full by August 30, 1998. The Company has not made full payment and plaintiff has entered a judgment pursuant to a stipulation for entry of judgment executed in concurrence with the settlement agreement in the amount of $16,231.54

     DARCO EQUIPMENT VS. FIRST AMERICAN SCIENTIFIC CORP., Orange County Superior Court, Case No. 786408, filed on approximately November 4, 1997. It is a complaint for Breach of contract and accompanying causes of action seeking payment for equipment purchased. Management has settle the matter out of court for $4,000.00 and the amount has been paid in full.

     KERN ROCK V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 137938, filed on approximately July 24, 1997. It is a complaint for breach of contract and accompanying causes of action seeking payment for labor performed. A settlement was reached in this matter whereby the Company agreed to pay $2,000 per month until a total of $11,634.96 is paid to plaintiff. The parties entered into a stipulation for entry of judgment to be filed only if the Company defaulted on the payment plan. The Company has not made full payment and plaintiff has entered a judgment pursuant to a stipulation for entry of judgment executed in concurrence with the settlement agreement in the amount of $5,060.14. Plaintiff has offered to accept a settlement of $3,000, but the Company has not accepted this offer.

     TERRAIN TECHNOLOGY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 140950, filed on approximately October 8, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for roadwork improvement. The total amount of the claim is $6,194.93. Judgment was entered in this matter on June 4, 1998 in the amount of $6,278.31, plus interest at the rate of 10% per annum from October 1, 1997 to May 7, 1998, totaling $374.98, plus attorneys' fees in the amount of $2,765.00, plus costs in the sum of $231.00. No amount has been paid toward satisfaction of this judgement.

     GAHVEJJAN ENTERPRISES, INC. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno Municipal Court, Consolidated Fresno Judicial District, Case No. C97908858-4, filed on approximately November 17, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for goods delivered to the Company. This matter went to trial on April 2, 1998 and judgment for plaintiff was rendered in the amount $9,980.41. An abstract of judgment has been filed and the judgment has not been satisfied.

     Summan Material asserted a claim for $22,204 by demand letter of February 12, 1997. The claim arises out of the processing of material for Summa and the claim that product was lost and not delivered in accordance with the time and size specifications set forth in the contract. Management elected to vigorously oppose the claim and has informally settled the matter.

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

     COMMERCIAL TRADE BUREAU V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146019, filed on June 26, 1998. This complaint seeks $17,353.76, plus costs
and attorneys' fees.    An answer was filed and the matter was set for
trial on March 1, 1998. The Company has negotiated with the plaintiff for a settlement and settlement out of court is likely to be the outcome. If the matter is settled prior to trial and an offer has been made by the plaintiff to settle for 30% of the claim.

     WOOD V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146901, filed on August 7, 1998. This complaint seeks $16,200. The case was set for trial on February 22, 1999, however, the matter was settled out of court $16,200, whereby the Company agreed to a judgment in the amount stated. No payment has been made toward satisfaction of this judgment.

     FORD MOTOR CREDIT COMPANY V. FIRST AMERICAN SCIENTIFIC CORP.,
Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.60 and this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought.

     HARTWICK & HAND V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146948, filed on August 10, 1998. This complaint seeks $18,246.44, plus costs and attorney's fees for money not paid to plaintiff for services rendered or goods sold. The matter has not been set for trial and plaintiff has offered to settle this matter for 30% of the claim. The Company has yet to accept the offer. It is likely that the plaintiff will prevail at trial and thus the Company continues to pursue an out of court settlement.

     SMALL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior, Case No. 235377 RA, filed on December 26, 1997. The plaintiff sought damages for breach of contract in the amount of $29,235.48. The matter was set for trial and prior to trial a settlement agreement was entered into. The terms of the settlement required the Company to make payment in a reduced amount by a certain dated and the Company was unable to make the payments, thus pursuant to the agreement plaintiff can now, as of January 1, 1999, enter a judgment, per stipulation, in the amount of $29,037.71. To date plaintiff has not entered judgment and it is a strong possibility that plaintiff will accept approximately $14,000 in satisfaction of its claim.

     H. LIMA CO. V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior Court, Case No. 235647 AEW, filed on February 6, 1998. The plaintiff sought $69,133.62, plus interest, costs and attorneys' fees. The matter has been settled out of court of $18,000, of which the Company has paid $13,000. The plaintiff can at any time file a judgment for that amount pursuant to a stipulation entered into between the parties.

     L.A. COMMERCIAL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 144246, filed
on March 26, 1998.   This complaint seeks damages for unpaid sums for
services rendered in the amount of $6,885.00, plus costs and attorneys' fees. The matter was settled out of court on or about September 9, 1998 for $2,000, which has been paid in full.

     ITO PACKING CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. C98906111-0, filed on August 10,1998. The matter went to trial and judgment was rendered on January 7, 1999 in favor of the plaintiff in the amount of $9,513.34. No amount has been paid toward satisfaction of this judgment.

     QUINN CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. 613896-0, filed on July 16, 1998. This complaint seeks damages in the amount of $35,523.90 for breach of contract. The Company filed an answer asserting various defenses to the action. Discovery is ongoing. The plaintiff has offered to settle the matter for 70% of the amount claimed. Management has elected to pursue the matter and attempted to settle it for an amount less than 70% of the claim. If this matter does not proceed to trail, there is a strong possibility that a judgment will be rendered in the full amount of the claim plus attorneys' fees, costs and interest.

     The Company has a number of commercial credit who have the ability to being actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds.

     In the event all parties are successful in their claims, the Company may be forced into bankruptcy, receivership and/or forced to cease operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 19, 1998, the shareholders of the Company approved an increase in authorized capital from 50,000,000 to 100,000,000 shares of Common Stock, par value $0.001. The proposal was approved by 27,004,967 shares representing in excess of 54% of the outstanding shares.

     No other proposals have been submitted to the Company's shareholders.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At June 30, 1998, the Company had 292 shareholders of record of its Common Stock.

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

     Quarter ended                 Bid
                              High      Low
     March 31, 1996           2 1/8     1 5/8
     June 30, 1996            1 29/32   7/8
     September 30, 1996       0.71      0.71
     December 31, 1996        0.20      0.18
     March 31, 1997           0.16      0.12
     June 30, 1997            0.175     0.15
     September 30, 1997       0.20      0.18
     December 31, 1997        0.10      0.085
     March 31, 1998           0.055     0.065
     June 30, 1998            0.06      0.07
     Sept 30, 1998            0.0225    0.0275
     Dec 31, 1998             0.018     0.020


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Statement.

Statement of Operations and Accumulated Deficit Data:

                    Year ended     Year ended     Year ended
                    June 30, 1998  June 30, 1997  June 30, 1996

Income              $   665,638    $   347,721    $        -
Cost of Sales       $   289,781    $   157,974    $        -
Gross Profit        $   375,857    $   189,747    $        -
Operating Expenses  $ 1,268,965    $ 1,514,381    $   473,369
Net Loss            $  (893,108)   $(1,324,634)   $  (473,369)
Accumulated
 Deficit Beginning
 of Period          $(1,798,055)   $  (473,421)   $       (52)
Accumulated Deficit,
 End of Period      $(2,691,163)   $(1,798,055)   $  (473,421)
Net Loss per share  $     (0.02)   $     (0.12)   $     (0.07)
Weighted Average
Number of Common
 Shares Outstanding  11,325,635      7,168,954

Balance Sheet Data:
 Working Capital    $  (863,909)   $(2,320,026)   $(1,987,273)
 Total Assets       $ 4,314,959    $ 4,422,427    $ 2,932,278
 Long-term debt     $       -0-    $       -0-    $       -0-
 Shareholders'
  Equity            $ 3,367,531    $ 1,947,038    $   935,902


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

     The Company completed construction and installation in April 1997, tested, and commenced operations in late May 1997. At June 30, 1998, the Company closed its Bakersfield offices because of continuing working capital deficiencies. It continues to address the lack of working capital but is also entertaining other methods of operating the plant, including a possible joint venture arrangement. The unusually wet winter seriously hampered delivery of gypsum and the season was very late starting. The delay caused problems with the Royalty Agreement on the Blythe property and the Company decided to terminate its agreement.

     The Company entered into another loan agreement with LCM Equity dated March 1, 1996. The original loan agreement dated October 30, 1995 was terminated and replaced by the March 1, 1996 agreement. This agreement provided financing up to US$500,000 to be repayable or converted into common stock. At June 30, 1996, a balance of $274,141 was outstanding to LCM Equity and all of these loans were converted to common stock in the current fiscal year. The funds raised through LCM Equity were used to finance the construction of a plant in Bakersfield and pay down the debt to Spectrasonic. All loans received from LCM Equity have been converted into common stock.

     The Company also entered into a loan agreement with Knowlton Capital on April 30, 1996 wherein Knowlton provided financing up to US$800,000. The loan is repayable December 31, 1996 but has been extended to June 30, 1998. Interest will be chargeable at 10% per annum. Security to be provided is a collateral mortgage on the fixed assets (a UCC filing) at the Bakersfield plant. The balance outstanding at March 20, 1998 was $926,729 and with interest of $87,022, totaled $1,013,751. These loans were converted into 20,275,000 common shares at $0.05 per share. There are no further loans outstanding to Knowlton Capital Inc.

     In the three months ending June 30, 1998, the Company successfully negotiated settlements on outstanding debt, thus reducing its trade payables from $473,000 to $330,000. At June 30, 1998, the Company had total debt of $947,428. Of this debt, $80,000 was converted to 1,870,000 common shares. This reduces total debt of the Company at present to $867,428. The Company is currently negotiating with the Licence granters who are owed $537,000. This agreement is currently in default. The working capital deficiency at June 30, 1998 was $864,000 and this was further reduced in September 1998 with the conversion of $80,000 of debt.

     The Company feels there is a need for a fine grind soil amendment products, especially gypsum, limestone, and sulphur. As the KDS machines produce a very fine grind finished product, it passes through the sprinkler systems without clogging and allows for an automated distribution of these products over a wide area. These products are used as soil additives because of the acid level in the water in the San Joaquin valley. The Company anticipates that it can produce 5-6 tons of finished product per hour per machine. Because of losses incurred in the start up of the plant, any tax liability will be nil. The Company is pursuing a joint venture agreement whereby it can more effectively operate the Bakersfield plant.

     Marketing, strategic planning, expansion, financial planning and general corporate management will be carried out by officers and outside consultants where necessary. Remuneration will commence at the same time the plant becomes fully operational. Stock option plans have been established for the following officers and consultants:

     Jack Lovelock       300,000 common shares
     Robert Dinning      200,000 common shares

These options, at a price of   $0.001  were approved by the Board of
Directors April 15, 1997. The Option granted to Mr Camuso was granted when he was still an officer of the Company. He resigned as a Director and Officer January 1, 1998.

     The Company leases space at 4100 Burr Street in Bakersfield, California 93303, for the operation of their plant. The lease is for 24 months, commencing April 15, 1996 and expiring April 14, 1998. The lease has been extended for one year, as per the option agreement contained in the lease. The land consists of 100,000 square feet. The rent for the premises is US$1,500 per month with a security deposit of $2,500. The Company has vacated these premises.

Results of Operations - July 1, 1996 through June 30, 1998.

     The Company became operational in March 1997, encountered some setup problems and eventually became fully operational in late May 1997. During the fiscal year ending June 30, 1997, the Company had operating revenues of $347,720 and had operating expenses of $1,514,381 for a loss for the year of $1,324,624. These losses include interest and financing costs of $203,866 and research and development costs of $91,897. In the fiscal year ending June 30, 1998, the Company had operating revenues of $665,638, a gross margin of $375,857 and operating expenses of $1,268,965, for a loss on operations for the year of $893,108. As mentioned above, adverse weather conditions adversely affected operations during the year. While the Company has not yet generated a profit, its market analysis and the response of customers
has clearly  demonstrated   that processed industrial minerals will
continue to be in demand and will be very saleable at competitive prices. As well, certain lease agreements for equipment have been re-negotiated to lease/purchase agreements, resulting in lower monthly charges. The current year's operations did not include the sale of any broadcast gypsum because of unforseen problems with a proposed partner.

Foreign Operations

     The Company has a foreign subsidiary, 5213245 B.C. LTD., ("521345") British Columbia corporation, which is located in Vancouver, British Columbia. Its operations are restricted to research and development only. The directors of this Company are Jack Lovelock and Robert Dinning, and the officers are Jack Lovelock - President, and Robert Dinning - Secretary. Its operations are in the United States and its expansion activities are also in the United States. Exchange rates in the past year have varied very little and there has been no impact on the financial statements because of foreign exchange losses. In the future, such foreign exchange transactions will be recorded in the Statement of Stockholders' Equity.

Inflation

     Inflation is not a factor in the results for the year ending June 30, 1998. This is consistent with the previous year ending June 30, 1997. Inflation played no factor in capital costs incurred to date. No further capital costs are contemplated, thus inflation will not be a factor.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         TABLE OF CONTENTS

AUDITOR'S REPORT                                            F-1
FINANCIAL STATEMENTS

     Balance Sheets                                         F-2
     Statement of Operations and Accumulated Deficit        F-3
     Statement of Stockholders' Equity                      F-4
     Statement of Cash Flows                                F-6
NOTES TO FINANCIAL STATEMENTS                               F-7

                     Williams & Webster, P. S.
                    CERTIFIED PUBLIC ACCOUNTANTS
Seafirst Financial Center
601 W. Riverside, Suite 1970
                       Spokane, WA 99201-0611
Phone: (509) 838-5111    Fax: (509) 624-5001

Board of Directors
First American Scientific Corp.

                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. at June 30, 1998 and 1997, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, as of June 30, 1998 the Company was in default under its worldwide technology license agreement with Spectrasonic Corp. Additionally, the Company's substantial working capital deficit at June 30, 1998 raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 17, 1999

                  FIRST AMERICAN SCIENTIFIC CORP.
                           BALANCE SHEETS

ASSETS                        June 30, 1998       June 30, 1997

CURRENT ASSETS
     Cash                     $    1,133          $    8,211
     Accounts receivable          32,915              72,940
     Inventory                     5,500              55,376
     Prepaid expenses                 -               18,836
                              ----------          ----------
     TOTAL CURRENT ASSETS         39,548             155,363
                              ----------          ----------
PROPERTY AND EQUIPMENT
  Ultrasound equipment           872,246             872,246
  Plant assets and equipment   1,359,161           1,512,561
  Office equipment                23,916               8,916
  Leasehold improvements           5,476               5,476
                              ----------          ----------
                               2,260,799           2,399,199
                              ----------          ----------
Less: Accumulated depreciation  (200,142)            (31,535)
                              ----------          ----------
                               2,060,657           2,367,664
                              ----------          ----------
OTHER ASSETS
  Technology licenses -
   net of amortization         1,756,775           1,883,833
  Patents and manufacturing
   rights - net of
   amortization                  234,931                  -
  Deposits                        13,735              15,568
                              ----------          ----------
                               2,005,441           1,899,401
                              ----------          ----------
                              $4,105,646          $4,422,428
                              ==========          ==========













   The accompanying notes are an integral part of these financial statements.

                                F-2a

                  FIRST AMERICAN SCIENTIFIC CORP.
                           BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft              $    6,061          $    4,754
  Accounts payable and
   accrued expenses              322,366             406,272
  Litigation reserve                  -               62,061
  Accrued interest                    -               85,159
  Short term loans payable        80,000             589,914
  Loan payable - Knowlton
   Capital Inc.                        -             790,229
  License agreement payable -
   Spectrasonic Corp.            537,000             537,000
                              ----------          ----------
TOTAL CURRENT LIABILITIES        945,427           2,475,389
                              ----------          ----------
COMMITMENTS AND CONTINGENCIES         -                   -

STOCKHOLDERS' EQUITY
 Common stock - $.001 par value
  50,000,000 shares authorized,
  49,326,018 and 13,622,448
  shares issued, respectively     49,326              13,623
 Additional paid-in capital    6,027,370           3,731,471
  Stock subscriptions
   receivable                    (40,000)                 -
  Stock options receivable        (5,500)                 -
 Accumulated deficit          (2,870,977)         (1,798,055)
                              ----------          ----------
                               3,160,219           1,947,039
                              ----------          ----------
                              $4,105,646          $4,422,428
                              ==========          ==========














  The accompanying notes are an integral part of these financial statements,

                                F-2b

                  FIRST AMERICAN SCIENTIFIC CORP.
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                        Year Ended     Year Ended
                                        June 30, 1998  June 30, 1997

Revenues                                $    665,638   $    347,721

Costs of sales                               209,086        157,974
                                        ------------   ------------
Gross profit                                 375,552        189,747

General and administrative expenses        1,290,783      1,514,381
                                        ------------   ------------
Operating loss                              (915,231)    (1,324,634)

Loss on abandonment                          157,691             -
                                        ------------   ------------
Operating loss before income taxes        (1,072,922)    (1,324,634)

Provision for income taxes                        -              -
                                        ------------   ------------
Net loss                                  (1,072,922)    (1,324,634)

Accumulated deficit
  beginning of period                     (1,798,055)      (473,421)
                                        ------------   ------------
Accumulated deficit
  end of period                         $ (2,870,977)  $ (1,798,055)
                                        ============   ============
Net loss per common share               $      (0.05)  $      (0.12)
                                        ============   ============
Weighted average number of
common shares outstanding                 23,656,167     11,325,635
                                         ===========    ===========














  The accompanying notes are an integral part of these financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.
                 STATEMENT OF STOCKHOLDERS' EQUITY
                           June 30, 1998

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
BALANCE
 June 30, 1996            8,505,117     $  8,505       $ 1,400,818
Issuance of stock at
 $.050 per share for
 payment on technology
 license agreement        1,000,000        1,000           499,000
Issuance of stock at
 $.40 - $.225 per share
 for cash                 1,057,000        1,057           691,343
Issuance of stock at
 $0.0875 per share for
 financing fees             107,440          107             9,293
Issuance of stock at
 $.37 - $0.4453 per
 share for loan payment   2,124,701        2,125           845,457
Issuance of stock at $0.04
 per share for services     229,808          230            91,693
Issuance of stock at
 $0.33 per share for
 loan extensions            598,382          599           193,867
Net loss for the year
                         ----------     ---------      ------------
Balance
 June 30, 1997           13,622,448        13,623         3,731,471
                         ----------     ---------      ------------
Issuance of stock at
 $.05 - $.158 for
 settlement of debt      27,919,250        27,919         1,606,268
Issuance of stock at
 $.02 - $.20 for cash     3,000,000         3,000           237,000
Issuance of stock at
 $.25 for purchase of
 patent and manufacturing
 rights                   1,000,000         1,000           249,000
Issuance of stock at
 $.10 for purchase of
 Bakersfield assets         223,000           223            31,377
Issuance of stock at $.117
 - $.05 for settlement of
 royalty agreement        3,011,320         3,011           167,304
Exercise of stock options
 at $.01                    550,000           550             4,950
Net loss for the year
                         ----------     ----------     ------------
BALANCE
  June 30, 1998          49,326,018     $   49,326     $  6,027,370
                         ==========     ==========     ============

   The accompanying notes are an integral part of these financial statements.
                                F-4a

                  FIRST AMERICAN SCIENTIFIC CORP.
                 STATEMENT OF STOCKHOLDERS' EQUITY
                           June 30, 1998

                         Subscription                  Total
                         & Options      Deficit        Stockholders'
                         Receivable     Accumulated    Equity
BALANCE
 June 30, 1996           $       0      $   (473,421)  $   935,902
Issuance of stock at
 $.050 per share for
 payment on technology
 license agreement                                         500,000
Issuance of stock at $.40
 $.225 per share for cash                                  692,400
Issuance of stock at
 $0.0875 per share for
 financing fees                                              9,400
Issuance of stock at
 $.37 - $0.4453 per
 share for loan payment                                    847,582
Issuance of stock at $0.04
 per share for services                                     91,923
Issuance of stock at
 $0.33 per share for
 loan extensions                                           194,466
Net loss for the year                    (1,324,634)    (1,324,634)
                         -----------    -----------    -----------
Balance
 June 30, 1997                           (1,798,055)     1,947,039
                         -----------    -----------    -----------
Issuance of stock at
 $.05 - $.158 for
 settlement of debt                                      1,634,187
Issuance of stock at
 $.02 - $.20 for cash       (40,000)                       200,000
Issuance of stock at
 $.25 for purchase of
 patent and manufacturing
 rights                                                    250,000
Issuance of stock at
 $.10 for purchase of
 Bakersfield assets                                         31,600
Issuance of stock at $.117
 - $.05 for settlement of
 royalty agreement                                         170,315
Exercise of stock options
 at $.01                      (5,500)
Net loss for the year                    (1,072,922)    (1,072,922)
                         -----------    -----------
BALANCE
  June 30, 1998              (45,500)   $(2,870,977)   $ 3,160,219
                         ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.
                                F-4b

                  FIRST AMERICAN SCIENTIFIC CORP.
                      STATEMENTS OF CASH FLOWS

                                        Year Ended     Year Ended
                                        June 30, 1998  June 30, 1997
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES
 Net income (loss)                      $ (1,072,922)  $ (1,324,634)
 Depreciation and amortization               323,041         52,703
 Adjustments to reconcile net
  loss to net cash used by operations:
  Financing fees paid by issuance of stock        -         203,867
  Office services paid by issuance of stock   13,500          91,923
  Decrease (Increase) in accounts receivable  (5,475)        (72,940)
  Decrease (Increase) in inventory            49,876        (55,376)
  Decrease (Increase) in prepaid expenses     18,836         (9,733)
  (Decrease) Increase in accounts payable    (63,683)       335,611
  (Decrease) Increase in litigation reserve  (62,061)         62,061
  (Decrease) Increase in accrued interest         -          72,397
  Payment on license agreements payable           -        (193,000)
                                        ------------   ------------
Net cash (used) in operating activities     (798,888)      (837,121)
                                        ------------   ------------
CASH FLOWS PROVIDED (USED) IN
 INVESTING ACTIVITIES
  Purchase of plant, property and equipment       -      (1,389,534)
  Deposits                                     1,833         (7,058)
                                        ------------   ------------
Net cash provided (used) in
 investing activities                          1,833     (1,396,592)
                                        ------------   ------------
CASH FLOWS PROVIDED (USED)
 IN FINANCING ACTIVITIES
  Short term borrowings                      789,977      1,664,863
  Payments on short-term borrowings         (200,000)      (110,000)
  Proceeds from sales of stock               200,000        692,400
                                        ------------   ------------
Net cash provided by financing activities    789,977      2,247,263
                                        ------------   ------------
NET INCREASE (DECREASE) IN CASH         $     (7,078)  $     13,550
                                        ------------   ------------
CASH - Beginning of Period                     8,211         (5,339)
                                        ------------   ------------
CASH - End of period                    $      1,133   $      8,211
                                        ============   ============







   The accompanying notes are an integral part of these financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.
                      STATEMENTS OF CASH FLOWS

                                        Year Ended     Year Ended
                                        June 30, 1998  June 30, 1997
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest                                $     8,787    $   21,314
Income Taxes                            $        -     $       -

NON-CASH INVESTING ACTIVITIES
Common stock issued for payment
 of fixed assets                        $    31,600    $       -
Common stock issued for payment
 on royalty agreements                  $   170,315    $       -

NON-CASH FINANCING ACTIVITIES
Common stock issued for payment on
 patents and manufacturing rights       $   250,000    $       -
Common stock issued for
 services rendered                      $        -     $   91,923
Common stock issued for
 exchange of debt                       $ 1,634,187    $  847,581
Common stock issued for payment
 on worldwide technology license        $        -     $  500,000
Common stock issued for financing
 fees                                   $              $  203,867
Common stock issued for commissions     $    13,500    $       -





















   The accompanying notes are an integral part of these financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30, 1998 and 1997
                   Notes to Financial Statements

NOTE I - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

First American Scientific Corp. (the Company) incorporated on April 12, 1995 under the laws of the State of Nevada, with a year-end of June 30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. Because of the speculative nature of the Company, there are significant risks, some of which are summarized as follows:

* Company with limited sales and consecutive operating losses.

* Limited funds available for expansion, operations or debt repayment.

* Assets principally consisting of technology, licenses and related equipment, which are not patented.

The Company was formed on April 12, 1995 and was in the development stage (as defined in Statement of Financial Accounting Standards No.
7) through the year ended June 30, 1996. Operations commenced May 1, 1997. The year ending June 30, 1997 was the first year in which First American Scientific Corp. is considered an operating company.

Summary of Significant Accounting Principles

Depreciation began May 1, 1997, when the Company's property, plant and equipment were placed in service. The cost of property, plant and equipment is being depreciated over the estimated useful lives of the related assets. During the year ended June 30, 1998 the Company abandoned a portion of its assets at its Bakersfield location for operating reasons. This transaction resulted in a loss on abandonment of $153,632.

The cost of leasehold improvements is being depreciated over the lesser of the length of the related leases or the estimated useful lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses began May 1, 1997, when the Company's property, plant and equipment (which directly originate from the licensed technology) were placed in service. The cost of the Company's technology licenses is being amortized over the estimated economic life of fifteen years.

Organizational costs, which are deemed immaterial, were expensed when paid.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Provision for Taxes

At June 30, 1998, the Company had net operating loss carry forwards of approximately $2,870,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there is a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Accounting Standards

In March 1995 the Financial Accounting Standards Board issued a statement titled "Accounting for Impairment of Long-Lived Assets." This standard is effective for years beginning after December 15, 1995. In complying with this standard, the Company has reviewed its long-lived assets at June 30, 1998 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that the adoption of this standard has had a material effect on its financial statements in the current fiscal year.

In October 1995, the Financial Accounting Standards Board issued a statement titled "Accounting for Stock-Based Compensation" (FAS 123). The statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods and services.

NOTE 2 - GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by net losses in fiscal year-ends June 30, 1998 and 1997.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 2 - GOING CONCERN (Continued)

The Company has reported a loss of $1,072,922 for the year ended June 30, 1998, and as of that date has a working capital deficit of $905,879. These conditions raise substantial doubt about the Company's ability to continue, as a going concern.

Management's plans to mitigate this issue are summarized as follows:

Management has taken a number of actions to acquire a joint venture partner to operate the Company's gypsum plant. Management also intends to seek new capital, both from borrowings and new equity securities issuances as well as raising capital by the sale of licensing rights. The above actions will provide funds needed to increase liquidity, make strategic acquisitions, fund internal growth and fully implement the Company's business plans.

NOTE 3 - LEASES

The Company owns no real property. It leased 1,000 square feet of office space at Suite 409 Granville Street, Suite 303, Vancouver, British Columbia V6C IT2 from LCM Equities, Inc. This lease expired July 31, 1998. The Company negotiated a new three year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003, also at 409 Granville Street.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $2,000 per month, expired on April 14, 1998. Rent is being paid on a month-to-month basis with rent at $2,000 until negotiations with a proposed joint venture partner, who will take over this facility, are completed. Although the lease requires the Company to carry insurance on the facility, the Company has elected to self-insure this location until the facility re-opens.

In October 1996, the Company signed a three-year lease for a 1996 Ford truck. The lease, which required monthly payments of $766, was recorded as an operating lease. During 1998, the Company cancelled the lease and forfeited the deposit of $7,058.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 4 - TECHNOLOGY LICENSE

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Sonic Disintegration Equipment
(SDM) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since this initial agreement, modifications have been made to the first SDM machine, bringing its total cost to $440,740 at June 30, 1997.

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000, 000 common stock shares to Spectrasonic in July 1996. The Company made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997. However, Spectrasonic is a related party and no action has been taken against the Company and the terms of the agreement have been extended indefinitely without interest.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In addition the Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000. The cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 5 - TRANSLATION OF FOREIGN CURRENCY

The Company has adopted Financial Accounting Standard No. 52. Because the Canadian foreign exchange rate has remained approximately the same since inception, there are no material exchange rate transaction gains or losses.

Common stock issued for payment on license agreements was recorded in U.S. dollars.

NOTE 6 - EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $(0.05) and $(0.12) per share for the years ending June 30, 1998 and 1997, respectively.

NOTE 7 - STOCK COMPENSATION PLANS

The company has adopted a consultant and employee stock compensation plan. The total number of shares eligible for inclusion in the Plan is 350,000. Any shares issued as a result of the exercise option thereunder will be "restricted securities". Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No shares have been issued under this plan as of June 30, 1998.

The Company has also adopted a directors' and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. At June 30, 1997, 550,000 options were issued to officers and directors, all of which were exercised and converted into 550,000 common shares on June 30, 1998, at an exercise price of $.01 per share. At June 30, 1998 the Company has recorded a receivable of $5,500 for these common shares.

NOTE 8 - LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. This loan, including accrued interest of $10,000, was settled for 2,200,000 shares of common stock on March 20, 1998.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $200,000. This short-term note was payable, interest only, at prime plus 5% until its due date of August 20, 1997, at which time the loan was paid off.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading in the amount of $171,414. This uncollateralized loan was converted to common stock in October 1997 prior to its due date.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 8 - LOANS (Continued)

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. The Company issued 820,000 shares of stock to Meraloma Club as payment for this loan including accrued interest of $4,500.

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital, Inc. wherein the lender agreed to provide a revolving line of credit, which matures upon the Company's completion of a preferred share offering. The loan agreement gave Knowlton Capital, Inc. the option of converting its loan into First American common stock at a deemed value of $0.075 per share on or before December 31, 1996. During the year ended June 30, 1997, the Company obtained an extension on this loan by the issuance of 398,836 shares of common stock, valued at $131,617. This loan, with an interest rate of 10% and an outstanding principal balance of $790,229 at June 30, 1997, was secured by a collateral mortgage on the Company's Bakersfield plant and other assets. During the year ended June 30, 1998, all debt to Knowlton Capital, Inc. was converted to stock.

On January 21, 1997, the Company entered into a loan agreement with Jacqueline Lovelock, daughter of the Company's Chairman, in the amount of $82,000. This short-term note is subject to interest only at prime plus 3%. The first interest payment was due ninety days after the date of the loan. The entire amount of this note was due after six months. This loan has been extended, and is considered a demand note, and at June 30, 1998 the balance left owing on this loan is $80,000. On September 4, 1998 the Company settled this short-term obligation in the amount of $80,000 by issuing 1,600,000 shares of common stock to the note holder.

NOTE 9 - RELATED PARTY TRANSACTIONS

Spectrasonic, Corp. is owned and controlled by Mr. John Sand and Mr. John Martin, each of whom owns 50% of its outstanding stock.
Spectrasonic, a shareholder in the Company with 1,250,000 shares at June 30, 1998, is a creditor of the Company (see Note 4).

The Company leases office space at Suite 409 Granville Street,
Vancouver, British Columbia V6C IT2 from LCM Equities, a shareholder in the Company (see Note 3).

During the years ended June 30, 1997 and 1998, the Company borrowed money from Jacqueline Lovelock (see Note 8). Ms. Lovelock is a related party to the Chairman and Chief Executive Officer of the Company.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30, 1998 and 1997
                   Notes to Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended June 30, 1998, the Company retained a related party to raise funds. A commission was paid to this individual based upon the funds raised.

NOTE 10 - STOCKHOLDERS' EQUITY

Common Stock

All shares issued prior to August 14, 1995 have been adjusted for a 6-for- 10 reverse stock split at that date.

At June 30, 1998, there was a stock subscription receivable in the amount of $40,000 for 2,000,000 common shares issued. This amount was received subsequent to the year-end.

NOTE 11 - ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International, Inc. The agreement grants to Strategic International, Inc. a gross perpetual royalty of $0.015 per pound on all glass or rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International, Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were paid, or are yet payable, under this agreement.

NOTE 12 - LITIGATION RESERVE

During the year ended June 30, 1997, the Company agreed to out-of-court settlements resulting from alleged breach of contract suits by equipment and labor providers against the Company in the amount of $44,366. This amount was aside as a litigation reserve and is included in the Company's general and administrative expenses.

This same year, the Company was involved in two lawsuits resulting from alleged breach of contract with two suppliers for payment of goods and services. The Company is in the process of settling these claims in the amount of $17,695. This amount was set aside as a litigation reserve and was included in the Company's general and administrative expenses for the year ended June 30, 1997. During 1998, these matters were settled. See Note 13.

                   FIRST AMERICAN SCIENTIFIC CORP
                       June 30,1998 and 1997
                   Notes to Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

On July 19, 1998, the majority of the stockholders of the Company approved a plan whereby the authorized capital of the Company was increased to 100,000,000 shares of common stock.

Prior to the Company's June 30, 1998 year-end the Company incurred a debt for goods and services performed. Subsequent to year-end, because of the uncertainty of the Company's future, several of the creditors have agreed to settle for less than the face amount owed. The remainder of the creditors are being approached by the Company's counsel with settlement options.

On September 17, 1998 the Company granted a licensing agreement to The Green Leaf Fibre Company Ltd. (hereinafter "GLF") of Northern Ireland for GLF to conduct research and development testing within the United Kingdom on the commercial viability of the Company's kinetic disintegration system technology and equipment.

Subject to GLF's satisfaction with the test results, the two companies are expected to form a joint venture for the commercialization of the KDS technology in Europe.

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


                              PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Name                     Age       Position

Jack E. Lovelock         67        Chairman of Board of Directors,
                                   and Chief Executive Officer

Robert G. Dinning        59        Chief Financial Officer and
                                   Secretary

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Jack Lovelock - Chairman of the Board of Directors and Chief Executive
Officer.

     Mr. Lovelock was a private consultant to financial and corporate entities prior to joining the Board of Directors of the Company. Since July 15, 1995 Jack E. Lovelock has been Chairman of the Board of Directors and Chief Executive Officer of the Company and President since January 1998. From August 1, 1991 to August 1994, Mr. Lovelock was a director of TMM, Inc, a electronic publishing firm located in Thousand Oaks, California and from March 1991 to October 15, 1994, Mr. Lovelock was Chairman of the Board of Directors and Chief Executive Officer of Total Multimedia (Canada) Ltd. Total Multimedia (Canada) Ltd was located in Vancouver, British Columbia and engaged in the business of electronic publishing. From June 1987 to June 1989, Mr. Lovelock was President of Roddy Resources Inc, a corporation whose securities were listed for trading on the Toronto Stock Exchange. Roddy Resources Inc. was engaged in the business of mining. Prior to this, Mr. Lovelock was Director, Business Development - Bell Canada and Director, Corporate Planning & Acquisitions, Tele-Direct (Yellow Pages).

Robert G. Dinning - Chief Financial Officer and Secretary

     Since April 5, 1996, Mr. Dinning has been Chief Financial Officer and Secretary of the Company. Since 1977, Mr Dinning has been a business consultant providing management and financial advice to a wide range of clients, including those engaged in mining and forestry, and the hospitality and leisure industry. Prior to 1977, Mr. Dinning was Vice President - Finance and Secretary of Western Broadcasting Ltd, one of the largest public broadcasting companies in Canada. Mr. Dinning is a Chartered Accountant.

     David Annett died suddenly in February 1999. Richard Camuso resigned as President and a member of the Board of Directors of the Company on January 1, 1998.

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

     The Company has adopted a consultant and employee stock compensation plan ("the Plan"). The total number of shares included in the Plan is 350,000. Shares issued as a result of the exercise of options granted thereunder will be "restricted securities" as that term is defined in Reg 144 promulgated under the Securities Act of 1933, as amended. To date there have been no allotments to consultants, employees, officers or directors.

     The Company has adopted a directors and officers' stock option plan ("the Plan") which has been registered on Form S-8 with the Securities and Exchange Commission on June 26, 1996. The total number of shares included in the Plan is 1,000,000. To date there have been 550,000 shares issued to directors or officers. In September 1998, directors approved an additional plan for 15,000,000 shares.


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

Name and address    Number of                          Percent
of owner            Shares         Position            of Class

Jack E. Lovelock    3,750,000      Chairman of Board    6.82%
1906 Nelson Street                 of Directors and
Vancouver, B.C.                    President
Canada V6G 1N2

Robert G. Dinning     250,000      Chief Financial      0.46%
3910 Indian River Drive            Officer and Secretary
North Vancouver, B.C
Canada V7G 2G7

All officers and
directors as
a group (2)         4,000,000                           7.28%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 23, 1995, Jack Lovelock, Chairman of the Board of
Directors of First American, purchased 39,500 shares of the Company's stock for $17,775.00, in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could be obtained by a non-affiliated third party.

     On June 23, 1995, Betty Lovelock, the wife of Jack Lovelock, purchased 39,500 shares of the Company for $17,775.00 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

     On July 27, 1995, Richard A. Camuso, the former President of the Company, purchased 50,000 common shares of the Company's common stock for $22,500 in an open market transaction in Manila, Republic of the Philippines. The transaction was no more favorable than could have been obtained by a non-affiliated third party.

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

     On February 22, 1996, the Company entered into an Exclusive License Agreement, with Spectrasonic. The contract is for a period of 99 years and covers the right to exploit, develop, manufacture, market, distribute, and sell the ultrasound equipment as it relates exclusively to gypsum. Any patent or other protection required will be the responsibility of the Company and to date, the Company has not made any patent application. This transaction was no more favorable than could have been obtained by a non-affiliated third party.

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

     The License Agreement for gypsum required cash payments of $275,000 to Spectrasonic plus the issuance by the Company of 1,000,000 shares of its common stock at $0.50 per share, for an aggregate value of $500,000. The total purchase price, for this fully paid license was $775,000 with the parties mutually agreeing that the value of the Technology license was $425,000 and the KDS was $350,000.

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

     On October 30, 1995 the Company entered into an agreement with L.C.M. Equity, of Vancouver, British Columbia to provide a line of credit up to a maximum of CDN$600,000 for a period of one year. This agreement was subsequently terminated and replaced with a new agreement with LCM dated March 1, 1996. This agreement provided a revolving line of credit of a maximum of US$500,000 to be available until February 16, 1997. LCM converted all of its outstanding loans to common stock in the Company. The conversion price was US$0.37 per share.

     On April 1996, the Company entered into an agreement with Knowlton Capital Corp, ("Knowlton") a private venture capital concern, located at 329 Brill Road, Foster, Quebec, JOE 1RO. Knowlton agreed to provide financing up to US$800,000 until December 31, 1996. This agreement was extended to December 31, 1997. Interest was payable at 10% per annum. This loan could be repaid at any time or convertible into common stock of the Company at US$0.75 per share. The lender has the right to take
a collateral mortgage on the assets owned by the borrower.   At June
30, 1997, the loan outstanding was US$790,229.

Recent Sales of Unregistered Securities

     On May 2, 1995, the Company sold 6,000,000 post-split shares (10,000,000 pre-split shares) of its common stock in consideration of $100,000 in cash to 12 individuals in the Republic of the Philippines pursuant to Reg 504 promulgated under the Securities Act of 1933, as amended. The sales of the foregoing shares in the Republic of the Philippines was in accordance with Philippines laws and regulations.

     On June 22, 1995, the Company sold 150,000 post-split shares
(250,000 pre-split) shares of its common stock   to Spectrasonic as
partial consideration for the execution of the exclusive licensing agreement. See "Item 1. - Summary of Exclusive Agreement with Spectrasonic." The shares were valued at $175,000. The sale of the foregoing securities was made pursuant to Reg 504 promulgated under the Securities Act of 1933, as amended.

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

     On October 20, 1995, the Company issued 200,000 "restricted" shares of its common stock to Westmoreland Capital Corp, a British Columbia corporation as partial consideration for the execution of its agreement to supply management services, pursuant to Reg 701 promulgated under the Securities Act of 1933, as amended. See "Item 1. Business - Employees." The 200,000 shares were valued at $100,000.

     On February 29, 1996, the Company issued 1,000,000 "restricted" shares of its common stock to Spectrasonic as partial consideration of a license agreement, Gypsum, dated February 22, 1996. The shares were valued at $0.50 per share for a total consideration of $500,000.

     On March 20, 1996, the Company issued 74,400 shares of its common stock to Astaire & Partners, in London, England. The shares were valued at $1.25 per share for a total consideration of $93,000. The shares were issued pursuant to a private placement.

     On March 25, 1996, the Company issued 380,717 shares of its common shares to LCM Equity Inc, in settlement of debt conversion, at $0.45 per share for a total consideration of $171,323.

     On July 3, 1996, the Company issued 452,376 shares of its common stock to LCM Equity Inc, regarding conversion of loans outstanding. This stock was valued at $0.45 per share for loans of US$124,069 and loans of CDN$106,000 (US$77,300) at $0.60 per share.

     On July 10, 1997, the Company issued 1,000,000 shares of its common stock to Microsonic Disintegration regarding May 17, 1996 agreement for the purchase of rights. This stock was valued at $0.50 per share.

     On July 10, 1996, the Company issued 7,440 shares of its common stock to Astaire & Partners as settlement of a commission of $9,300. The stock was issued at $1.25 per share.

     On September 12, 1996, the Company issued 654,000 shares of its common stock to Gerlach & Co. for the sum of $457,800. The stock was sold under Reg "S" at a price of $0.70 per share.

     On September 25, 1996, the Company issued 303,000 shares of its common stock to Gerlach & Co for the sum of $212,100. The stock was sold under Reg "S" at a price of $0.70 per share.

     On October 24, 1996, the Company issued 100,000 shares of its common stock to Gerlach & Co for the sum of $22,500. The stock was sold under Reg "S" at a price of $0.225 per share.

     On November 30, 1996, the Company issued a total of 1,142,188 shares of its common stock to:

Monarch Consulting                   337,083 common shares
LCM Equity, Inc.                     181,730 common shares
Somers & Co.                         480,650 common shares
LCM Equity, Inc.                     142,725 common shares
     Total                         1,142,188 common shares

     All of the above stock was issued at $0.42 per share for a total of $479,719.

     On April 4, 1997, the Company issued a total of 759,945 shares of its common stock to Magic Trading, Inc, in settlement of loans advanced in the amount of $281,180. The loans were converted to common stock at $0.37 per share.

     On April 30, 1997, the Company issued a total of 598,382 shares of its common stock to:

     834968 Ontario, Inc.          100,000 common shares
     Huntington, Inc.               45,455 common shares
     Knowlton Capital, Inc.        398,836 common shares
     Meraloma Club                  16,818 common shares
     Jacqueline Lovelock            37,273 common shares

     All of the above stock was issued at $0.33 per share for a total cost of $194,466.

     On or about the 8th day of May, 1997, the Company sold 650,000 shares of Common Stock in consideration of $80,600 pursuant to Regulation S of the Securities Act of 1933, as amended (the "ACT"); the name of the non-U.S. purchaser was Huntingdon Limited and its address is 12/13 Hill Street, Douglas, Isle of Man, British Isles 1M9 IBW. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 8th day of May, 1997, the Company sold 100,000 shares of Common Stock in consideration of $12,400 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was F.J Rigney Resources Ltd; and its address is 2200-609 Granville Street, Vancouver, British Columbia, Canada V7Y 1T2. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On or about the 8th day of May, 1997, the Company sold 187,000 shares of Common Stock in consideration of $23,188 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Magic Trading Limited and its address is P.O. Box 107, Oceanic House, Duke Street, Grand Turk, Turks and Caicos Islands, British West Indies. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission

     On or about the 26th day of June, 1997, the Company sold 516,250 shares of Common Stock in consideration of $66,378 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Huntingdon Limited and its address is 12/13 Hill Street, Douglas, Isle of Man, British Isles 1M9 1BW. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

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

     On or about the 2nd day of July, 1997, the Company sold 225,000 shares of Common Stock in consideration of $38,025 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Cavendish Investments International Ltd and its address is Abbey Business Center, Digby Road, Sherborne Dorset, United Kingdom, DT9 3NL
 . The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

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

     On or about the 18th day of July, 1997, the Company sold 500,000 shares of Common Stock in consideration of $75,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Cavendish Investments International Ltd and its address is Abbey Business Center, Digby Road, Sherborne Dorset, United Kingdom, DT9 3NL. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

     On August 18, 1997 the Company sold 1,100,000 shares of common stock to Magic Trading Limited in consideration of US$ 220,092. The foregoing shares were issued pursuant to Reg S of the Act.

     On or about the 1st day of February, 1998, the Company sold 295,000 shares of Common Stock in consideration of $34,498 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Knowlton Capital, Inc. and its address is 329 Brill Road, Foster, Quebec. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

(a)  Financial Statements are contained in Item 8.
(b)  Reports on Form 8-K.

     A form 8-K was filed with the Commission on or about August 27, 1997. The purpose of the Form 8-K was to notify the Commission of sales of securities pursuant to Reg S of the Act.

     A form 8-K was filed with the Commission on or about November 3, 1997. The purpose of the Form 8-K was to notify the Commission of sales of securities pursuant to Reg S of the Act.

     A form 8-K was filed with the Commission on or about March 9, 1998. The purpose of the Form 8-K was to notify the Commission of sales of securities pursuant to Reg S of the Act.

(c)  Exhibits

     The following documents are incorporated herein by reference from the Company's Form 10 as filed with the Securities and Exchange
Commission.

Exhibit No.    Description

3.1            Articles of Incorporation of First American Scientific
               Corporation.

3.2            Bylaws of First American Scientific Corporation.

4.1            Specimen Stock Certificate

10.1           License Agreement with Spectrasonic Corp.

10.2           Westmoreland Capital Corp Agreement.

10.3           Gross Royalty Agreement between Strategic International
               Inc. and the Company.

10.4           Lease between the Company and Spectrasonic.

10.5           Agreement between LCM Equity, Inc and the Company.

27             Financial Data Schedule

28.1           Consultant and Employee Stock Compensation Plan.

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission.

10.1           Nonqualifiying Stock Option Plan.

     The following documents are incorporated herein by reference from the Company's Form 10-K for the period ending June 30, 1996.

10.1 Loan Agreement between Knowlton Capital, Inc and the Company dated April 30, 1996 incorporated by reference from the Company's Form 10-K for the period ending June 30, 1996.

10.2 License Agreement between the Company and Spectrasonic Corp dated May 17, 1996 incorporated by reference from the Company's Form 10-K for the period ending June 30, 1996.

     The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1997:

3.3            Articles of Incorporation of 521345 B.C. Ltd.

     The following documents are filed as part of this June 30, 1998
Form 10-K:

3.4            Amended Articles of Incorporation.

10.9           Agreement with Green Leaf Fibre Company Ltd. (GLF)

                             SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of March, 1999.

                         FIRST AMERICAN SCIENTIFIC CORP


                         BY:  /s/ Jack Lovelock
                              Jack Lovelock,
                              Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on this 16th day of March, 1999.


SIGNATURES                         TITLE

/s/ Jack Lovelock
Jack Lovelock                      Chairman of the Board of
                                   Directors, and Chief Executive
                                   Officer.


/s/ Robert Dinning
Robert Dinning                     Chief Financial Officer and
                                   Secretary