Form 10-Q
period 1998-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-05-04
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998.

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

                   409 Granville Street, Suite 1003
                Vancouver, British Columbia   V6C 1T2
   (Address of principal executive offices, including zip code.)

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1998 was 51,196,018 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                      See Notes to Financials
                            (Unaudited)

                                   Three months        Year ending
                                   Ending September    June 30
                                   30, 1998            1998
ASSETS
Current Assets;
  Cash                             $   18,076          $    1,133
  Accounts receivable                      -               32,915
  Inventory                                -                5,500
  Prepaid expenses                         -                   -
                                   ----------          ----------
                                       18,076              39,548
                                   ----------          ----------
PROPERTY AND EQUIPMENT
  Kinetic Disintegrator equipment     872,246             872,246
  Plant assets and equipment        1,359,161           1,359,161
  Office equipment                     24,272              23,916
  Leasehold Improvements                5,476               5,476
                                   ----------          ----------
                                    2,261,155           2,260,799
Less: Accumulated depreciation       (200,142)           (200,142)
                                   ----------          ----------
                                    2,061,013           2,060,657
OTHER ASSETS
  Technology licenses - net of
    amortization                    1,756,775           1,765,775
  Patent and Manufacturing
   Rights - net of amortization       234,931             234,931
  Deposits                             13,735              13,735
                                   ----------          ----------
                                    2,005,441           2,005,441
                                   ----------          ----------
                                   $4,084,530          $4,105,646
                                   ==========          ==========






          See accompanying notes to financial statements.

                                F-1a

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                      See Notes to Financials
                            (Unaudited)

                                   Three Months        Year ending
                                   Ending September    June 30
                                   30, 1998            1998
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                   $       -           $    6,061
  Accounts payable                    311,562             322,366
  Deferred liability                       -                   -
  Short term loans payable                 -               80,000
  License agreement payable           522,000             537,000
                                   ----------          ----------
                                      833,562             945,427
                                   ----------          ----------
Stockholders' Equity
 Common stock - $,001 Par Value
  100,000.000 shares authorized
  51,196,018 shares issued             51,196              49,326
 Additional paid in capital         6,119,000           6,027,370
 Stock subscriptions and options
  receivable                          (45,500)            (45,500)
 Deficit accumulated during the
  development stage                (2,873,728)         (2,870,977)
                                   ----------          ----------
     Total Stockholders' Equity     3,250,968           3,160,219
                                   ----------          ----------
                                   $4,084,530          $4,105,646
                                   ==========          ==========













          See accompanying notes to financial statements.


                                 F-1b

                   FIRST AMERICAN SCIENTIFIC CORP
             STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                      See Notes to Financials
                            (unaudited)

                              Three Months
                              Ending              Year Ending
                              September 30,       June 30
                              1998                1998
INCOME                        $  121,698          $   665,638

COST OF SALES                     42,875              290,086
                              ----------          -----------
GROSS PROFIT                      78,823              375,552

OPERATING EXPENSES                81,574            1,290,783
                              ----------          -----------
OPERATING LOSS                $   (2,751)         $  (915,231)

LOSS ON ABANDONMENT                   -               157,691
                              ----------          -----------
OPERATING LOSS BEFORE
 INCOME TAXES                     (2,751)           1,072,922

PROVISION FOR INCOME TAXES            -                    -
                              ----------          -----------
NET LOSS                          (2,751)           1,072,922

ACCUMULATED DEFICIT
 BEGINNING OF PERIOD           (2,870,977)          1,798,055
                              -----------         -----------
ACCUMULATED DEFICIT
  END OF PERIOD               $(2,873,728)        $(2,870,977)
                              ===========         ===========

NET LOSS PER COMMON SHARES    $   (0.0006)        $     (0.05)
                              ===========         ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING    23,656,167          23,656,167
                              ===========         ===========










          See accompanying notes to financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP

                 STATEMENT OF STOCKHOLDERS' EQUITY
                      See Notes to Financials
                            (Unaudited)
                        Three Months Ending
                         September 30, 1998

                                                  Additional
                             Common Stock         Paid-In   Retained
                         Shares         Amount    Capital   Earnings
Balance
  June 30, 1998          49,326,018     49,326    6,027,370 2,870,977
Add:
 Settlement of debt of
 $80,000 and financial
 fees of $13,60 for
 1,870,000 shares of
 common stock             1,870,000      1,870       91,630

Net Loss for the period
 ending September 30,
 1998                                                           2,751
                         ----------     ------    --------- ---------
                         51,196,018     51,196    6,119,000 2,873,728
                         ==========     ======    ========= =========


















          See accompanying notes to financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP
                      STATEMENT OF CASH FLOWS
                      See Notes to Financials
                            (unaudited)

                                           Three Months
                                           Ending         Year Ending
                                           September 30   June 30
                                           1998           1998
CASH FLOWS PROVIDED (USED) IN OPERATIONS
  Net income (loss)                        $ (2,751)      $(1,072,922)
  Depreciation and amortization                  -            323,041
  Financing fen paid by issuance of stock    13,500            13,500
  Office services paid by issuance of stock      -                 -
  (Increase) in accounts receivable          32,915            (5,475)
  Decrease in inventory                       5,500            49,876
  Decrease in prepaid expenses                   -             18,836
  Decrease in accounts payable
   and accrued expenses                     (10,804)          (63,683)
  Decrease in litigation reserve                 -            (62,061)
                                           --------       -----------

Net cash (used) in operating activities      38,360          (798,888)
                                           --------       -----------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
  Purchase of plant, property and equipment    (356)               -
  Deposit                                        -              1,833
                                           --------       -----------
  Net cash provided (used) in
   investing activities                        (356)            1,833
                                           --------       -----------
CASH PLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
  Short term borrowings                      (6,061)         789,977
  Payments on short-term borrowings         (15,000)        (200,000)
  Proceeds from sales of stock                   -           200,000
                                           --------       ----------
                                            (21,061)         789,977
                                           --------       ----------
NET INCREASE (DECREASE) IN CASH            $ 16,943       $   (7,078)
                                           --------       ----------
CASH - Beginning of period                    1,133            8,211
                                           --------       ----------
CASH - End of period                       $ 18,076       $    1,135
                                           --------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest                                 $     -        $    8,787
  Income taxes                             $     -        $       -

NON-CASH FINANCING ACTIVITIES
  Common stock issued for payment of fixed assets             31,600
  Common stock issued for payment an royalty agreements      170,315

NON-CASH FINANCING ACTIVITIES
  Common Stock issued for payment on patents
   and manufacturing rights                      -           250,000
  Common stock issued for exchange of debt   90,000        1,634,187
  Common stock issued for commissions        13,500           13,500




           See accompanying notes to financial statements

                   FIRST AMERICAN SCIENTIFIC CORP
                   NOTES TO FINANCIAL STATEMENTS
                         September 30, 1998
                            (unaudited)


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:
First American Scientific Corp. (the Company) was Incorporated on April 12, 1995 under the laws of the State of Nevada. has a year end of June 30. The Company, originally organized to become it manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone. and sulphur. Because of the speculative nature of the Company. there are significant risks, some of which arc summarized as follows:

-    Newly formed company with limited sales and operating history.
- Limited funds available for expansion, operations, and debt repayment.
- Assets principally consisting of technology. licenses. and related equipment, with patents granted.

The Company was formed April 12, 1995 and was in the development stage (as defined in Statement of Financial Accounting Standards No
7) through the year ended June 30, 1996. Operations commenced May 1,
1997.

Summary of Significant Accounting Policies:
Depreciation began May 1, 1997 when the Company's property, plant and equipment were placed in service. The cost of property, plant and equipment is being depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the lesser of the length of the related assets or the estimated useful lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and for income tax purposes.

Amortization of the Company's technology licenses began May 1, 1997 when the Company's property, plant and property, plant and equipment (which directly originate from the licensed technology) were placed in service. The cost of the Company's technology licenses is being amortized over the estimated economic life of fifteen years.

Organization costs, which are deemed immaterial, were expensed when paid.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES . .
     continued

Provision for Taxes:
At June 30, 1998. the Company had not operating loss carry forwards of approximately $2,870,978 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there's a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards
In March 1995 the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this new standard, the Company his reviewed its long-lived Assets at June 30, 1998 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock Based Compensation' (FAS
123). The new statement is effective for fiscal years beginning after December 15, 1995. FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. The Company has adopted the fair value accounting rules to record all transactions in equity instruments for goods and services.

2    STOCKHOLDERS EQUITY

Common Stock: All shares have been adjusted for a 6- for -10 reverse stock split on August 14, 1995.

3.   GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by net losses in fiscal year ends June 30, 1996, 1997 and 1998.

                   FIRST AMERICAN SCIENTIFIC CORP

                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

3.   GOING CONCERN continued

The Company has reported a loss of $2,751 for the period ending
September 30, 1998 bringing accumulated losses to $2,873,728. At
September 30, 1998 the Company had a working capital deficit of $815,486, down from $905,877 at June 30, 1998.

Management has taken a number of steps to reduce expenses and develop a profitable revenue stream. This includes an R & D program to develop a commercially viable rubber processing machine and to find a joint venture partner for the industrial minerals plant in California. The Company also intends to aggressively market its technology for other recycling applications, e.g. biosolids and wallboard. Management intends to seek new capital either by debt or equity issuances to provide funds needed to implement its business plan.

4.   TECHNOLOGY LICENSE

On June 22, 1995, the Company executed a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its patented Kinetic Disintegrator System (KDS) for use in rubber and glass recycling and disposal for a period of ninety nine years. The purchase price of this license and one KDS machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its cost to $440,740, at September 30, 1998.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp for the worldwide license to its now patented Kinetic Disintegrator System for exclusive use in gypsum disintegration, disintegration, disposal, recycling, re-manufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum KDS machine is valued at $350,000. Certain modifications have been made to the machine, bringing its cost at September 30, 1998 to $431,506.

                   FIRST AMERICAN SCIENTIFIC CORP

                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

4.   TECHNOLOGY LICENSE continued

On May 17, 1996, the Company executed another agreement with Spectrasonic Corp for the worldwide licenses to equipment developed by Spectrasonic for use in disintegration, disposal, recycling, manufacturing and remanufacturing of " any kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000 and agreeing to pay $730,000 in varying amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common shares to Spectrasonic in July 1996. The Company has made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make remaining installments totaling $522,000.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending including all data pertaining to the patent process with respect to the KDS machine whose worldwide rights had been previously acquired by the Company. In addition the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus payment of $500,000. The cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

5.   TRANSLATION OF FOREIGN CURRENCY.

The Company has adopted Financial Accounting Standard No. 52. Because the Canadian foreign exchange rate has remained approximately the same since inception, there are no material exchange rate transaction gains or losses.

Common stock issued for the payment on license agreements was recorded in U.S. dollars.

6.   STOCK COMPENSATION PLANS.

The Company has adopted a consultant and employee stock compensation plan. The total number of shares included in the Plan is 350,000. Any shares issued as a result of the exercise of option will be "restricted securities".Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of September 30, 1998.

                   FIRST AMERICAN SCIENTIFIC CORP

                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

6.   STOCK COMPENSATION PLANS continued

The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. In September 1998, the directors approved a new plan for 15,000,000 shares. As of September 30, 1998, 4,300,000 options had been approved and issued to officers, directors and consultants. Form 8's have been filed for both plans.

7.   LOANS.

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. In March 1998, this loan plus accrued interest was converted into shares of common stock in the Company.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $200,000. This short-term loan was fully repaid on August 20, 1997.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading in the amount of $171,414. This uncollateralized loan plus additional loans during the year were converted into common stock in the Company.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. This loan, plus accrued interest was converted into shares of common stock in the Company.

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital Inc, wherein the lender agreed to provide a revolving line of credit . The loan agreement has been extended over the past two years, and in March 1998, the Knowlton Capital Inc. loan of $521,851 was converted into shares of common stock.

On January 21, 1997, the Company entered into a loan agreement with Jacqueline Lovelock in the amount of $82,000. This was a secured loan, whose terms have been extended and the amounts increased. These loans were converted into shares of common stock in the Company.

During the year, certain loans totalling $135,816 were obtained in regard to the financing of the mine site in Blythe, California. These loans were to have been repaid by a royalty arrangement but in March, 1998, all royalty agreements in the amount of $135,816 were converted into shares of common stock in the Company.

Additional sundry loans obtained during the year have also been converted to shares of common stock Loans outstanding of $80,000 were converted to common shares in July 1998.

                   FIRST AMERICAN SCIENTIFIC CORP

                 NOTES TO THE FINANCIAL STATEMENTS
                         September 30, 1998
                            (Unaudited)

8.   RELATED PARTY TRANSACTION

Spectrasonic Corp, is owned and controlled by Mssr's Martin and Sand, each of whom own 50% of its outstanding stock. Spectrasonic, a shareholder in the Company with 1,250,000, is a creditor of the Company. (See Note 4.)

9    LEASES

The Company owns no real property. It leases 800 square feet of office space at Suite 1003-409 Granville Street , Vancouver, British Columbia VTC 1T2. The cost of this lease is approximately $1,000 per month.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $1,500 per month, expires on April 14, 1999.

10.  ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International Inc. The Agreement grants to Strategic International Inc, a gross perpetual royalty of $0.015 per pound on all glass or rubber, which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp, by Spectrasonic Corp. Strategic International Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at September 30, 1998.

11.  EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $(0.0006) and $(0.05) per share for the period ending September 30, 1998 and June 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter - Ending September 30, 1998


LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated on April 12, 1995, and commenced construction of a plant in Bakersfield, California in July 1996. The Company was a development stage company until May 1997 when the Bakersfield plant commenced full production. Production in the Bakersfield plant was suspended July 1, 1998 as the Company felt it needed to raise additional working capital in order to properly finance the operations. In the three months ending September 30, 1998, sales amounted to $121,698 from the sale of a KDS machine to a customer in California. This unit was fully paid for when delivered.

     At September 30, 1998, the Company had a bank balance of $20,505. Accounts receivable totaled $45,000. Accounts payable at September
30, 1998 amount to  $318,123.   The Company will continue to raise
funds either from sale of common stock or from private loans, until it can generate its cash requirements internally. The Company recognizes a need for additional working capital as it also has a current obligation in regard to the balance owing on its acquisition of the patent rights etc attached to its technology in the amount of $522,000.

     In the first three months of operation, the Company has raised $93,500 from the sale of common stock. These funds were used to retire loans outstanding at June 30, 1998 plus commissions payable on funds raised. The working capital position continues to improve as it amounts to $(774,118) verse $(863,905) at June 30, 1998. While this working capital position is improving, management will continue to seek additional financing to correct this imbalance and eliminate its present debt.

     The Company has sufficient liquidity to maintain its operation while it continues to seek additional funding.

RESULTS OF OPERATIONS

     During the quarter ending September 30, 1998, the Company incurred an operating loss of $3,354. This is a significant improvement over the last fiscal year wherein the Company lost $893,108. The Company spent $21,575 on research and development during the quarter as it attempts to ready its sludge process technology for commercial applications.

     The Bakersfield plant suspended operations on July 1, 1998 in as the Company lacked sufficient working capital to run the plant effectively. The Company seeking a joint venture partner capable of operating the plant facilities. Discussions are in progress in an attempt to obtain a joint venture partner.

     In April 1998, the Company reached agreement with its secured debt holders to convert all outstanding loans into common stock at $0.05 per share. In addition to this, the Company has also negotiated with all holders of Royalty Agreements regarding Gypsum production at Blythe, California to convert their holdings to common shares. This debt of $135,817 has been converted at $0.05 per share into common shares of the Company.

INFLATION

     Inflation continues to be a non-factor in the quarter ending September 30, 1998. This is consistent with the previous fiscal year ending June 30, 1998. There are no capital projects underway and the only expenditures are operational, which are not adversely affected by inflation.

QUARTER ENDED SEPTEMBER 30, 1998

     The Company rents premises at 4100 Burr Street, Bakersfield California, for the sum of $1,500 per month. These premises are rented for a one year period with the option to renew for an additional 2 years. The plant consists of two (2) KDS machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines. These machines are supplemented by approximately $1,500,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks, and sundry other items. The company has exercised its option to extend the lease through April 30, 1999.

     During the quarter ending September 30, 1998, the largest single expenditure was $27,800 for consulting services and $20,500 in legal expense. The Company also spends funds on research and development and a marketing program to promote the technology as it relates to industrial minerals, rubber and biowaste (sludge). The Company has reconfigured the machine for biowaste and completed onsite testing program for biowaste. Test results from the biowaste test site are very positive and the Company was very pleased with the Pathogen count and the moisture reduction in the test site. It is expected that a more extensive test will be conducted in the next three to six months prior to proceeding to its first commercial application.

     All operating results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has only changed moderately and most expenses and funds and funds raised are in U.S. dollars. The conversion rate over the past quarter has varied between US$0.64 and US$0.66 to CDN$1.00.

FOREIGN OPERATIONS

     The Company is conducting its biowaste testing in the State of Washington, having moved its equipment from Chilliwack, British Columbia, Canada. The Company is currently testing a KDS machine near Tonasket, Washington. The focus of its efforts in the quarter ending September 30, 1998 was directed toward biowaste and the preparation of the machine for commercial applications. Corporate and administrative offices are maintained in Vancouver, British Columbia, Canada.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 23rd day of April, 1999.


FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/ Robert G. Dinning
     Robert G. Dinning, Secretary/Treasurer,
     Chief Financial Officer and
     a Member of the Board of Directors.