Form 10-Q
period 1998-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-05-04
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended December 31, 1998.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at December 31, 1998 was 54,946,018 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                      See Notes to Financials
                            (Unaudited)

                                   Six Months ending   Year ending
                                   December 31         June 30
                                   1998                1998
ASSETS
Current Assets;
  Cash                             $   10,766          $    1,133
  Accounts receivable                   5,500              32,915
  Inventory                                -                5,500
  Prepaid expenses                         -                   -
                                   ----------          ----------
                                       16,266              39,548
                                   ----------          ----------
PROPERTY AND EQUIPMENT
  Kinetic Disintegrator equipment     872,246             872,246
  Plant assets and equipment        1,359,161           1,359,161
  Office equipment                     24,272              23,916
  Leasehold Improvements                5,476               5,476
                                   ----------          ----------
                                    2,261,155           2,260,799
Less: Accumulated depreciation       (200,142)           (200,142)
                                   ----------          ----------
                                    2,061,013           2,060,657
                                   ----------          ----------
OTHER ASSETS
  Technology licenses - net of
    amortization                    1,756,775           1,765,775
  Patent and Manufacturing
   Rights - net of amortization       234,931             234,931
  Deposits                             13,735              13,735
                                   ----------          ----------
                                    2,005,441           2,005,441
                                   ----------          ----------
                                   $4,082,720          $4,105,646
                                   ==========          ==========



          See accompanying notes to financial statements.

                                F-1a

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                      See Notes to Financials
                            (Unaudited)

                                   Six Months ending   Year ending
                                   December 31         June 30
                                   1998                1998
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Bank overdraft                   $       -           $    6,061
  Accounts payable                    301,565             322,366
  Short term loans payable             14,777              80,000
  License agreement payable           502,000             537,000
                                   ----------          ----------
                                      818,342             945,427
                                   ----------          ----------
Stockholders' Equity
 Common stock - $,001 Par Value
  100,000.000 shares authorized
  54,946,018 shares issued             51,196              49,326
 Additional paid in capital         6,119,001           6,027,370
 Stock subscriptions and options
  receivable                                              (45,500)
 Deficit accumulated during the
  development stage                (2,905,819)         (2,870,977)
                                   ----------          ----------
     Total Stockholders' Equity     3,264,378           3,160,219
                                   ----------          ----------
                                   $4,082,720          $4,105,646
                                   ==========          ==========
















          See accompanying notes to financial statements.


                                F-1b

                   FIRST AMERICAN SCIENTIFIC CORP
             STATEMENT OF LOSS AND ACCUMULATED DEFICIT
                       See Notes to Financial
                            (Unaudited)

                                   Six Months ending   Year Ending
                                   December 31         June 30
                                   1998                1998
INCOME                             $    238,288        $    665,638
COST OF SALES                            77,488             290,086
                                   ------------        ------------
GROSS PROFIT                            160,800             375,552
OPERATING EXPENSES                      195,642           1,290,783
                                   ------------        ------------
NET INCOME (LOSS)                  $    (34,842)       $   (915,231)
LOSS ON ABANDONMENT                          -              157,691
                                   ------------        ------------
NET LOSS                                (34,842)          1,072,922
ACCUMULATED DEFICIT
  BEGINNING OF PERIOD                (2,870,977)          1,798,055
                                   ------------        ------------
ACCUMULATED DEFICIT
  END OF PERIOD                    $ (2,905,819)       $ (2,870,977)
                                   ============        ============

NET INCOME (LOSS) PER SHARE        $     (0.006)       $      (0.05)
                                   ============        ============


















          See accompanying notes to financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.

                 STATEMENT OF STOCKHOLDERS' EQUITY
                      See Notes to Financials
                            (Unaudited)
                Six months ending December 31, 1998

                                             Additional
                         Common Stock        Paid-In   Retained
                    Shares         Amount    Capital   Earnings
Balance
 June 30, 1998      49,329,018     49,326    6,027,370 2,870,977

Add:
 Settlement of debt
 of $80,000 and
 financial fees of
 $13,500 for
 1,870,000 shares
 of common stock     1,870,000      1,870       91,630

Net Loss for the s
 six month period
 ending December
 31, 1998                                                (34,842)
                    ----------     ------    --------- ---------
                    51,199,018     51,196    6,119,000 2,836,135
                    ==========     ======    ========= =========




















          See accompanying notes to financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.
                      STATEMENT OF CASH FLOWS
                      See Notes to Financials
                            (Unaudited)

                                        Six Months
                                        ending         Year Ending
                                        December 31         June 30
                                        1998                1998
CASH FLOWS PROVIDED (USED) IN OPERATIONS
  Net Income (ion)                      $  (34,842)         $ (1,072,922)
  Adjustment to year end deficit
  Depreciation and amortization                      -           323,041
  Adjustment to reconcile net loss to net
   cash used by operations;
  Financing fees paid by issuance of stock           -                -
  Office services paid by issuance of stock          -            13,5OO
  (Increase) decrease in accounts receivable     72,915           (5,475)
  Decrease In inventory                           5,500           49,876
  Decrease in prepaid expenses                       -            18,836
  (Decrease) in accounts payable and
   accrued expenses                             (20,801)         (63,683)
  Decrease in litigation reserve                     -           (62,061)
  (Decrease) in accrued interest                     -                -
                                             ----------     ------------
                                                 22,772         (798,888)
                                             ----------     ------------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
  Purchase of plant, property and equipment        (355)              -
                                             ----------     ------------
  Deposits                                           -             1,833
                                             ----------     ------------
                                                   (355)           1,833
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
  Short Term borrowings                          14,777          789,977
  Retirement of debt                            (80,000)              -
  Payments on short-term borrowings             (41,061)        (200,000)
  Proceeds from sales of stock                   93,500          200,000
                                             ----------     ------------
                                                (12,784)         780,977
                                             ----------     ------------
NET INCREASE (DECREASE) IN CASH              $    9,633     $     (7,078)
CASH - Beginning of period                        1,133            8,211
                                             ----------     ------------
CASH - End of period                         $   10,766     $      1,133
                                             ==========     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
  Interest                                   $       -      $    8,787
  Income taxes                               $       -      $       -
NON-CASH INVESTING ACTIVITIES
  Common stock issued for payment an
   royalty agreements                        $       -      $   170,315
NON-CASH FINANCING ACTIVITIES
  Common stock issued for payment on patents
   and manufacturing rights                  $       -      $   250,000
  Common stock issued for exchange of debt   $   80,000     $ 1,634,187
  Common stock issued for commissions        $   13,500     $    13,500

          See accompanying notes to financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

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

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

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


2. STOCKHOLDERS EQUITY

Common Stock:
All shares have been adjusted for a 6-for-10 reverse stock split on August 14, 1995.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

3. GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by net losses in fiscal year ends June 30, 1996, 1997 and 1998.

The Company has reported a loss of $34,842 for the period ending
December 31, 1998 bringing accumulated losses to $2,905,819, At
December 31, 1998 the Company had a working capital deficit of $802,076, down from $905,879 at June 30, 1998.

Management has taken a number of steps to reduce expenses and develop a profitable revenue stream. This includes an R & D program to develop a commercially viable rubber processing machine and to find a joint venture partner for the industrial minerals plant in California. The Company also intends to aggressively market it's technology for other recycling applications, e.g. biosolids and wallboard. Management intends to seek new capital either by debt or equity issuances to provide funds needed to implement its business plan.

4. TECHNOLOGY LICENSE

On June 22,1995. the Company executed a license agreement with Spectrasonic Corp, (hereinafter "Spectrasonic") for the worldwide license to its patented Kinetic Disintegrator System (KDS) for use in rubber and glass recycling and disposal for a period of ninety nine years. The purchase price of this license and one KDS machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its cost to $440,740, at December 31, 1998.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its now patented Kinetic Disintegrator System for exclusive use in gypsum disintegration, disintegration, disposal, recycling, re-manufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum KDS machine is valued at $350,000. Certain modifications have been made to the machine, bringing its cost at December 31, 1998 to $431,506.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

4.   TECHNOLOGY LICENSE . . . continued

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment developed by Spectrasonic for use in disintegration, disposal, recycling, manufacturing and remanufacturing of "any kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000 U.S.), and agreeing to pay $730,000 in varying amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common shares to Spectrasonic in July 1996. The Company has made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make remaining installments totaling $502,000.

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

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

6. STOCK COMPENSATION PLANS

The Company has adopted it consultant and employee stock compensation plan. The total number of shares included in the Plan is 350,000. Any shares issued as a result of the exercise of option will be "restricted securities." Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been Issued its of December 31, 1998.

The Company has alto adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. In September 1998, the directors approved a new plan for 15,000,000 shares. As of December 31, 1998, 4,300,000 options had been approved and issued to officers. directors and consultants. Form S-8s have been filed for both plans.

7. LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. In March 1998, this loan plus accrued interest was converted into shares of common stock in the Company.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc. in the amount of $200.000. This short-term loan was fully repaid on August 20, 1997.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Magic Trading in the amount of $171,414, This uncollateralized loan plus additional loans during the year were converted into common stock in the Company.

During the year ended June 30, 1997, the Company entered into a short-term loan agreement with Meraloma Club in the amount of $36,500. This loan, plus accrued interest was converted into shares of common stock in the Company.

On April 30, 1996, the Company entered into a loan Agreement with Knowlton Capital Inc, wherein the lender agreed to provide a revolving line of credit. The loan agreement has been extended over the past two years, and in March, 1998 the Knowlton Capital Inc, all loans outstanding were converted into shares of common stock.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

7.  LOANS . . . continued

On January 21, 1997. the Company entered into a loan agreement with Jacqueline Lovelock in the amount of $82,000. This was a secured loan, whose terms have been extended and the amounts increased. These loans were converted into shares of common stock in the Company.

During the year, certain loans totalling $135,816 were obtained in regard to the financing of the mine site in Blythe CA. These loans were to have been repaid by a royalty arrangement but in March 1998, all royalty agreements in the amount of $135,816 were converted into shares of common stock in the Company.

Short term loan of $80,000 at June 30. 1998 have been converted to shares of common stock and at December 31, 1998 short term loans outstanding amounted to $11,000.

8. RELATED PARTY TRANSACTIONS

Spectrasonic Corp. is owned and controlled by Mssr's Martin and Sand, each of whom own 50% of its outstanding stock. Spectrasonic, a shareholder in the Company with 1,250,000, is a creditor of the Company. (See Note 4.)

9. LEASES

The Company owns no real property. It leases 800 square feet of office space at Suite 1003 - 409 Granville Street, Vancouver, British Columbia VTC IT2. Payment amounts to $1,000 per month.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $1,500 per month, expires on April 14, 1999.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                         December 31, 1998
                      See Notes to Financials
                            (Unaudited)

10. ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International Inc. The Agreement grants to Strategic International Inc, a gross perpetual royalty of $0.015 per pound on all glass or rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp. by Spectrasonic Corp. Strategic International Inc. was instrumental in arranging the licensing agreements with Spectrasonic Corp. No royalties were payable at December 31, 1998.

11. EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $(0.006) and $(0.05) per share for the period ending December 31, 1998 and June 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Quarter - Ending December 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

The Company was incorporated on April 12, 1995, to acquire the licensing rights to development, market, manufacture, distribute, and sell equipment using the Kinetic Disintegrator System technology, a highly defined micronizing process using kinetic energy and standing sound waves. The Company was a development stage company until May 1997 when a plant in Bakersfield, California commenced production of gypsum and limestone. This proceeded until the plant operation was suspended July 1, 1998 as the company felt it needed to raise additional working capital in order to properly finance the operations. The operations confirmed that the technology successfully created a fine grind of commercial value. This technology has many other applications, including rubber, sludge, wallboard, and glass. These applications are all in various stages of research development. As well, the Company has sold a Disintegrator System in California where they are processing contaminated wood waste.

     In the six months ending December 31, 1998, sales amounted to $238,288, which was primarily derived from the sale of a Disintegrator System. This system was fully paid for prior to delivery.

     At December 31, 1998, the Company had a bank balance of $10,766. Accounts receivable totaled $5,500. Accounts payable at September 30, 1998 amount to $301,565. The Company will continue to raise funds either from sale of common stock or from private loans, until it can generate its cash requirements internally. The Company recognizes a need for additional working capital as it also has a current obligation in regard to the balance owing on its acquisition of the patent rights etc attached to its technology in the amount of $502,000.

     During the first six months of operation, the Company raised $93,500 from the sale of common stock. These funds were used to retire loans outstanding at June 30, 1998 and commissions on funds raised. The working capital position continues to improve as it amounts to $(802,076) vs. $(905,879) at June 30, 1998. Management is aware that it must continue to seek new capital to complete the research on items it wishes to market.

     The Company has sufficient liquidity to maintain its operation while it continues to seek additional funding.

RESULTS OF OPERATIONS

     During the six months ending December 31, 1998, the Company incurred an operating loss of $34,842. This compares favorably with operating results for the previous fiscal wherein the loss for the year amounted to in excess of $1,000,000. The company continues to expend funds on research, $25,575 for the year to date, primarily in the sludge process that affects every municipality in North America. The Company is optimistic that the processing of sludge can be done significantly cheaper as well as creating a marketable by-product. It will continue to seek financing to complete this aspect of the technology.

     The Company has reconfigured the machine for biowaste and completed an onsite-testing program for biowaste. Test results from the biowaste test site are very positive and the Company was very pleased with the Pathogen count and the moisture reduction in the test site. It is expected that a more extensive test will be conducted in the next three to six months prior to proceeding to its first commercial application.

     The Bakersfield plant suspended operations on July 1, 1998 as the company lacked sufficient working capital to operate the plant effectively. The company is currently seeking a joint venture partner capable of operating the plant facilities. Discussions are in progress with a prospective partner.

INFLATION

     Inflation has not been a factor in the six months ending December 31, 1998. This is consistent with the fiscal year ending June 30, 1998. There are no capital projects underway and the only expenditures are operational, which are not adversely affected by inflation.

QUARTER ENDED DECEMBER 31, 1998

     In the fall of 1998, the Company reached agreement with Greenleaf Fibre Company Ltd of Northern Ireland to conduct research and development on the commercial viability of the KDS as it relates to the disintegration of rubber and rubber related products. A KDS system was shipped to Northern Ireland and installed on their premises. After studies of the basic technology are completed and any modification of the basic technology completed, Green Leaf intends to commence pilot plant testing and it is expected that testing will be complete by the end of June 1999.

     The Company also shipped a KDS unit to a military site in Utah, to be used by the U.S. military as part of a system for disposal of contaminated wood products. The unit exceeded the standards for throughput and particle size during acceptance testing. Installation of the complete system is scheduled by June 30, 1999.

     All operating results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has only changed moderately and most expenses and funds and funds raised are in U.S. dollars. The conversion rate over the past quarter has varied between US$0.64 and US$0.66 to CDN$1.00.

FOREIGN OPERATIONS

     The Company is conducting its biowaste testing in the state of Washington, having moved its equipment from Chilliwack, British Columbia, Canada. The Company is currently testing a KDS machine near Tonasket, Washington. The focus of the testing, in the quarter ending December 31, 1998, is biowaste and the preparation of the machine for commercial applications. Corporate and administrative offices are maintained in Vancouver, British Columbia, Canada.

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