Form 10-Q
period 1999-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-05-17
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999.

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

                    YES [   ]    NO [ x ]

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at March 31, 1999 was 54,946,018 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS

                  FIRST AMERICAN SCIENTIFIC CORP.

BALANCE  SHEET
See Notes to Financials
                            (unaudited)

                                   Nine Months
                                   ending              Year ending
                                   March 31,           June 30
                                   1999                1998
[S]                                [C]                 [C]
ASSETS

Current  Assets
  Cash                             $    4,262          $    1,133
  Accounts receivable                      -               32,915
  Inventory                                -                5,500
  Prepaid expenses                         -                   -
                                   ----------          ----------
                                        4,262              39,548
                                   ----------          ----------
PROPERTY AND EQUIPMENT
  Kinetic Disintegrator equipment     872,246             872,246
  Plant assets and equipment        1,359,161           1,359,161
  Office equipment                     23,916              23,916
  Leasehold Improvements                5,476               5,476
                                   ----------          ----------
                                    2,260,799           2,260,799
  Less: Accumulated depreciation     (200,142)           (200,142)
                                   ----------          ----------
                                    2,060,657           2,060,657
                                   ----------          ----------
OTHER ASSETS
  Technology licenses - net
   of amortization                  1,756,775           1,756,775
  Patent and Manufacturing
   Rights - net of amortization       234,931             234,931
  Deposits                             13,735              13,735
                                   ----------          ----------
                                    2,005,441           2,005,441
                                   ----------          ----------
                                   $4,070,360          $4,105,646
                                   ==========          ==========
















          See accompanying notes to financial statements.


                                F-1a

                  FIRST AMERICAN SCIENTIFIC CORP.

                          BALANCE  SHEET
                     See Notes to Financials
                            (unaudited)

                                   Nine Months
                                   ending              Year ending
                                   March 31,           June 30
                                   1999                1998
LIABILITIES  AND STOCKHOLDERS' EQUITY

Current  Liabilities
  Bank overdraft                   $       -           $    6,061
  Accounts payable                    293,518             322,366
  Short term loans payable             19,645              80,000
  License agreement payable           502,000             537,000
                                   ----------          ----------
                                      815,163             945,427
                                   ----------          ----------
Stockholders' Equity
  Common stock - $.001 par value
  100,000,000 shares authorized
  54,946,018 shares issued             51,571              49,326
  Additional paid in capital        6,122,376           6,027,370
  Stock subscriptions and options
   receivable                                             (45,500)
  Deficit accumulated during the
   development stage               (2,918,750)         (2,870,977)
                                   ----------          ----------
  Total Stockholders' Equity        3,255,197           3,160,219
                                   ----------          ----------
                                   $4,070,360          $4,105,646
                                   ==========          ==========

























          See accompanying notes to financial statements.

                                F-1b

FIRST AMERICAN SCIENTIFIC CORP

            STATEMENT  OF LOSS AND  ACCUMULATED  DEFICIT
                       See Notes to Financials
                            (unaudited)

                                   Nine Months
                                   ending         Year Ending
                                   March 31       June 30
                                   1999           1998
INCOME                             $    289,678   $    665,638

COST OF SALES                           106,041        290,086
                                   ------------   ------------

GROSS PROFIT                            183,637        375,552

OPERATING EXPENSES                      231,409      1,290,784
                                   ------------   ------------
NET INCOME (LOSS)                  $    (47,772)  $   (915,232)

LOSS ON ABANDONMENT                          -        (157,691)
                                   ------------   ------------
NET LOSS                                (47,772)    (1,072,923)

ACCUMULATED DEFICIT
  BEGINNING OF PERIOD                (2,870,978)    (1,798,055)
                                   ------------   ------------
ACCUMULATED DEFICIT
  END OF PERIOD                    $ (2,918,750)  $ (2,870,978)
                                   ============   ============

NET INCOME (LOSS) PER SHARE        $     (0.008)  $      (0.05)
                                   ============   ============



























          See accompanying notes to financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.

                      STATEMENT OF CASH FLOWS
                      See Notes to Financials
                            (unaudited)

                                        Nine Months
                                        Ending         Year Ending
                                        March 31       June 30
                                        1999           1998
CASH FLOWS PROVIDED (USED) IN OPERATIONS
Net Income (loss)                       $ (47,772)     $(1,072,922)
Adjustment to year end deficit
Depreciation and amortization                  -           323,041
Adjustment to reconcile net loss
 to net cash used by operations:
Financing fees paid by issuance of stock       -                -
Office services paid by issuance of stock      -            13,500
(Increase) decrease in accounts receivable 78,415           (5,475)
Decrease  in inventory                      5,500           49,876
Decrease in prepaid expenses                   -            18,836
(Decrease) in accounts payable and
  accrued expenses                        (28,848)         (63,683)
Decrease in litigation reserve                 -           (62,061)
(Decrease) in accrued interest                 -                -
                                        ---------      -----------
                                            7,295         (798,888)
                                        ---------      -----------
CASH FLOWS PROVIDED (USED) IN
  INVESTING ACTIVITIES
Purchase of plant, property and equipment      -                -
Deposits                                       -             1,833
                                        ---------      -----------
                                               -             1,833

CASH FLOWS PROVIDED (USED) IN
  FINANCING ACTIVITIES
Short term borrowings                      19,645          789,977
Retirement of debt                        (80,000)              -
Payments on short-term borrowings         (41,061)        (200,000)
Proceeds from sales of stock               97,250          200,000
                                        ---------      -----------
                                           (4,166)         789,977
                                        ---------      -----------
NET INCREASE (DECREASE) IN CASH         $   3,129      $    (7,078)

CASH - Beginning of period                  1,133            8,211
                                        ---------      -----------
CASH - End of period                    $   4,262      $     1,133
                                        =========      ===========














          See accompanying notes to financial statements.

                                F-3a

                  FIRST AMERICAN SCIENTIFIC CORP.

                      STATEMENT OF CASH FLOWS
                      See Notes to Financials
                            (unaudited)

                                        Nine Months
                                        Ending         Year Ending
                                        March 31       June 30
                                        1999           1998
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
Cash paid during the period for:
  Interest                              $      -       $     8,787
  Income taxes                          $      -       $        -

NON-CASH INVESTING ACTIVITIES
  Common stock issued for payment on
   royalty agreements                   $      -       $   170,315

NON-CASH FINANCING ACTIVITIES
 Common stock issued for payment on
  patents and manufacturing rights      $      -       $   250,000
 Common stock issued for exchange
  of debt                               $  83,750      $ 1,634,187
 Common stock issued for commissions    $  13,500      $    13,500







































          See accompanying notes to financial statements.

                                F-3b

                   FIRST AMERICAN SCIENTIFIC CORP

                 STATEMENT OF STOCKHOLDERS' EQUITY
                      See Notes to Financials
                            (unaudited)
                 Nine Months Ending March 31, 1999

                                             Additional
                       Common Stock          Paid-In   Accumulated
                    Shares         Amount    Capital   Deficit
Balance
  June 30, 1998      49,326,018     49,326    6,027,370 2,870,978

Add:

Settlement of debt of
 $80,000 and financial
 fees of $13,500 for
 1,870,000 shares of
 common stock        1,870,000      1,870       91,630
Exercise of stock
 options             3,750,000        375        3,375
Net Loss for the nine
 months ending March
 31, 1999                                                 47,772
                    ----------     ------    --------- ---------
                    54,946,018     51,571    6,122,375 2,918,750
                    ==========     ======    ========= =========







































           See accompanying notes to financial statements

                  FIRST AMERICAN SCIENTIFIC CORP

                 NOTES  TO  THE  FINANCIAL  STATEMENTS
                           March 31, 1999
                            (unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

Organization:

First American Scientific Corp. (the Company) was incorporated on April 12, 1995 under the laws of the State of Nevada, has a year end of June
30. The Company, originally organized to become a manufacturer of rubber powder for industrial fillers, has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulphur. Because of the speculative nature of the Company, there are significant risks, some of which are summarized as follows:

- Newly formed company with limited sales and operating history.
- Limited funds available for expansion, operations, and debt repayment.
- Assets principally consisting of technology, licenses, and related equipment, with patents granted.

The Company was formed April 12, 1995 and was in the development stage (as defined in Statement of Financial Accounting Standards No 7) through the year ended June 30, 1996. Operations commenced May 1, 1997.

Summary of Significant Accounting Policies: Depreciation began May 1, 1997 when the Company's property, plant and equipment were placed in service. The cost of property, plant and equipment is being depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements will be depreciated over the
lesser of the length of the related assets or the estimated   useful
lives of the assets. Depreciation will be computed on the straight-line method for financial reporting purposes and income tax purposes.

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

                   FIRST AMERICAN SCIENTIFIC CORP

                NOTES  TO  THE  FINANCIAL  STATEMENTS
                           March 31, 1999
                            (unaudited)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. . .
     continued

Provision for Taxes:At March 31, 1999, the Company had net operating loss carry forwards of approximately $2,918,750 that may be offset against future taxable income. No tax benefit has been reported in the financial statements as the Company believes there's a 50% or greater chance the net operating loss carry forwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carry forwards are offset by a valuation allowance of the same amount.

Recently Issued Accounting Standards
In March 1995 the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995. In complying with this new standard, the Company has reviewed its long-lived assets at June 30, 1998 and concluded that no events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company does not believe that adoption of the new standard will have a material effect on its financial statements in the current fiscal year.

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

3.GOING CONCERN

The Company's financial statements have been presented on a going concern basis that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected by net losses in fiscal year ends June 30, 1996, 1997, 1998 and the nine months to Mar 31, 1999.

The Company has reported a loss of $47.772 for the period ending March 31, 1999 bringing accumulated losses to $2,918,750. At March 31, 1999 the Company had a working capital deficit of $810,901, down from 2,045,540 $905,879 at June 30, 1998.

                   FIRST AMERICAN SCIENTIFIC CORP.

                NOTES  TO  THE  FINANCIAL  STATEMENTS
                           March 31, 1999
                            (unaudited)

3.   GOING CONCERN. . . continued.

Management has taken a number of steps to reduce expenses and develop a profitable revenue stream. This includes an R & D program to develop a commercially viable rubber processing machine and to find a joint venture partner for the industrial minerals plant in California. The Company also intends to aggressively market its technology for other recycling applications, e.g. biosolids and wallboard. Management intends to seek new capital either by debt or equity issuances to provide funds needed to implement its business plan. Management also intends to seek other opportunities to broaden the potential revenue base for the Company.

4.   TECHNOLOGY LICENSE

On June 22, 1995, the Company executed a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic") for the worldwide license to its patented Kinetic Disintegrator System (KDS) for use in rubber and glass recycling and disposal for a period of ninety nine years. The purchase price of this license and one KDS machine was $550,000 and the license rights are valued at $250,000. Since this initial agreement, modifications have been made to the machine, bringing its cost to $440,740, at March 31, 1999.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic Corp. for the worldwide license to its now patented Kinetic Disintegrator System for exclusive use in gypsum disintegration, disintegration, disposal, recycling, re-manufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS Machine for gypsum-related use was $775,000 with the parties agreeing that the technology license is valued at $425,000 and the gypsum KDS machine is valued at $350,000. Certain modifications have been made to the machine, bringing its cost at March 31, 1999 to $431,506.

On May 17, 1996, the Company executed another agreement with Spectra sonic Corp for the worldwide licenses to equipment developed by Spectra sonic for use in disintegration, disposal, recycling, manufacturing and remanufacturing of "any kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which consisted of the Company issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of US$500,000), and agreeing to pay $730,000 in varying amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common shares to Spectrasonic in July 1996. The Company has made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make remaining installments totaling $502,000.

                 FIRST AMERICAN SCIENTIFIC CORP

               NOTES  TO  THE  FINANCIAL  STATEMENTS
                          March 31, 1999
                            (unaudited)

4.   TECHNOLOGY LICENSE. . . .continued.

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

6.   STOCK COMPENSATION PLANS.

The Company has adopted a consultant and employee stock compensation plan. The total number of shares included in the Plan is 350,000. Any shares issued as a result of the exercise of option will be "restricted securities". Options may only be granted to employees and consultants of the Company. The Board of Directors is vested with authority and discretion to prescribe, amend and rescind rules and regulations relating to the plan. No options have been issued as of March 31, 1999.

The Company has also adopted a directors and officers' stock option plan. Directors have approved a plan wherein 1,000,000 shares are eligible for distribution. In September 1998, the directors approved a new plan for 15,000,000 shares. As of March 31, 1999, 4,300,000 options had been approved and issued to officers, directors and consultants. Form 8's have been filed for both plans.

7.   LOANS

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. In March 1998, this loan plus accrued interest was converted into shares of common stock in the Company.

                  FIRST AMERICAN SCIENTIFIC CORP.

                NOTES  TO  THE  FINANCIAL  STATEMENTS
                           March 31, 1999
                            (unaudited)

7.   LOANS. . . continued.

On February 20, 1997, the Company entered into a loan agreement with 834968 Ontario, Inc in the amount of $200,000. This short-term loan was fully repaid on August 20, 1997.

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

On April 30, 1996, the Company entered into a loan agreement with Knowlton Capital Inc, wherein the lender agreed to provide a revolving line of credit . The loan agreement has been extended over the past two years, and in March 1998, all loans outstanding were converted into shares of common stock.

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

Short term loans of $80,000 at June 30, 1998 have been converted to shares of common stock and at March 31, 1999 short term loans outstanding amounted to $19,645.

8.   RELATED PARTY TRANSACTIONS.

Spectrasonic Corp, is owned and controlled by Mssr's Martin and Sand, each of whom own 50 of its outstanding stock. Spectrasonic, a shareholder in the Company with 1,250,000, is a creditor of the Company. (See Note 4.)

                  FIRST AMERICAN SCIENTIFIC CORP.

               NOTES  TO  THE  FINANCIAL  STATEMENTS
                           March 31, 1999
                            (unaudited)


9.   LEASES.

The Company owns no real property. It leases 800 square feet of office space at Suite 1003, 409 Granville Street, Vancouver, British Columbia VTC 1T2. Payment amounts to $1,000 per month.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which requires payments of $1,500 per month, expires on April 14, 1999. This lease has not as yet been renewed.

10.  ROYALTY AGREEMENT

On October 15, 1995, the Company entered into a gross royalty agreement with Strategic International Inc. The Agreement grants to Strategic International Inc, a gross perpetual royalty of $0.015 per pound on all glass or rubber which is processed through, by or under the license granted on June 22, 1995, to First American Scientific Corp, by Spectrasonic Corp. Strategic International Inc. was instrumental in arranging the licensing agreements with
Spectrasonic Corp. No royalties were payable at March 31, 1999.

11.  EARNINGS (LOSS) PER SHARE

The net income (loss) per share is computed using the weighted average number of shares outstanding and amounts to $(.008) and $0.05) per share for the period ending March 31, 1999 and June 30, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - QUARTER ENDING MARCH 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated on April 12, 1995 as a development stage company and remained so until May 1997 when a pilot plant in Bakersfield, California, commenced operation. Production in the Bakersfield plant continued until July 1, 1998 when it was determined that the Company needed to raise additional working capital in order to properly finance the operations. The Company was satisfied with the technology as it was applied for industrial minerals such as gypsum, limestone and dolomite. The Company has focused the current fiscal year on application of all available funds toward development of the sludge process and the rubber process. As well, the Company sold a KDS unit to a company using it in the processing of contaminated wood products. The purchaser of the KDS has been most satisfied with the performance of the KDS unit.

     At March 31, 1999, the Company had a bank balance of $4,262. Accounts payable at March 31, 1999 amounted to $293,518. The Company will continue to raise funds either from sale of common stock or from private loans, until it can generate its cash requirements internally and retire its outstanding obligations satisfactorily. The Company recognizes a need for additional working capital as it also has a current obligation in regard to the balance owing on its acquisition of the patent rights, etc. attached to its technology in the amount of $502,000.

     In the first nine months of operation, the Company has raised $97,250 from the sale of common stock. These funds were used to retire loans outstanding at June 30, 1998 plus commissions payable on funds raised and sundry debts incurred during the current year. The working capital position continues to improve as it amounts to $(810,091) vs. $(915,879) at June 30, 1998. While this working capital position is improving, it is not satisfactory and management will continue to seek additional financing to correct this imbalance and eliminate its present debt.

     The Company has sufficient liquidity to maintain its operation while it continues to seek additional funding.

     Management intends to negotiate a conversion of the current short term loans of $19,645 into common stock of the company.

RESULTS OF OPERATIONS

     During the quarter ending March 31, 1999, the Company incurred an operating loss of $12,930, increasing the loss for the year to $47,772. This is a significant improvement over the last fiscal year wherein the company lost $1,072,923 for the same nine month period. The Company has spent almost $35,000 on research and development during the fiscal year to date, as it attempts to ready its sludge process technology for commercial applications. Research on its rubber application is being carried out under a joint venture agreement in Ireland. A report on these activities is expected soon.

     The Bakersfield plant suspended operations on July 1, 1998 in as the Company lacked sufficient working capital to run the plant effectively. The Company is in discussions with a possible joint venture partner capable of operating the plant facilities.

INFLATION

     Inflation continues to be a non-factor in the quarter ending March 31, 1999. This is consistent with the previous quarters this year as well as the last fiscal year ending June 30, 1998. There are no capital projects underway and the only expenditures are operational, which are not adversely affected by inflation.

QUARTER ENDED MARCH 31, 1999

     The Company rents premises at 4100 Burr Street, Bakersfield, California, for the sum of $1,500 per month. A party interested in a joint venture at this facility has absorbed this cost as part of its analysis of its opportunities. The lease on these premises expires in
April 1999 and an extension has not as yet been negotiated.   The plant
consists of two (2) KDS machines which are currently leased, which in turn generate processed industrial minerals at the rate of 10 to 12 tons per hour for both machines. These machines are supplemented by approximately $1,500,000 in additional equipment, such as conveyors, bagging equipment, large bulk hoppers, various and sundry electrical equipment, weigh scales and receiving docks, and sundry other items.

     For the nine months ending March 31, 1999, the largest single expenditure was $65,000 for royalties per agreement to acquire the technology. The Company also spent almost $35,000 on research and development and $20,000 to promote the technology as it relates to industrial minerals, rubber and biowaste (sludge). The Company has reconfigured the machine for biowaste and completed onsite testing program for biowaste. Test results from the biowaste test site continue to be positive and the Company was very pleased with the Pathogen count and the moisture reduction in the test site.

     All operating results are reflected in U.S. dollars and any foreign exchange loss or gain is nominal in that the value of the Canadian dollar to the U.S. dollar has only changed moderately and most expenses and funds and funds raised are in U.S. dollars. The exchange rate during the past quarter was virtually unchanged.

FOREIGN OPERATIONS

     The Company is conducting its biowaste testing in the State of Washington, having moved its equipment from Chilliwack, B.C. Canada. The Company is currently testing a KDS machine near Tonasket, Washington. The focus of its efforts in the quarter ending March 31, 1999 continued to be directed toward biowaste and the preparation of the machine for commercial applications. Corporate and administrative offices are maintained in Vancouver, British Columbia, Canada.

                          EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of May, 1999.


FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")


BY:  /s/ Robert G.  Dinning
     Robert G. Dinning, Secretary/Treasurer, Chief Financial Officer and a Member of the Board of Directors.