Form 10-K
period 1999-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-11-12
CIK 1002822

====================================================================
                              FORM 10-KSB

                  SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - June 30, 1999

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

                       YES [ X ]   NO [   ]

====================================================================

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of November 10, 1999 was 72,946,018.


                 Documents Incorporated by Reference

1. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996.

2.   Form 10-K for the period ending June 30, 1996.

3.   Form 10-K for the period ending June 30, 1997.

4.   Form 10-K for the period ending June 30, 1998.

5. Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 13, 1999.

                               PART I

Item 1.   BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "COMPANY") was incorporated under the laws of Nevada on April 12, 1995. Soon after incorporation, the Company acquired licensing rights to the KINETIC DISINTEGRATION SYSTEM (KDS), which is a highly refined micronizing process utilizing kinetic energy to disintegrate non-ferrous material such as rubber, glass, and various industrial minerals. The initial purpose of the Company was to develop, market, manufacture, distribute, and sell KDS equipment. The areas of interest were rubber, sludge and industrial minerals, including minerals such as gypsum, phosphates, sulfates, and nitrates. Other areas of interest were wallboard recycling, and recovery of minerals from black sands, and gold tailing deposits.

     The Company executed three licensing agreements with the original owners of the technology. The first agreement in June 1995, dealt with processing rubber and glass. The second agreement in February 1996 covered gypsum and the third agreement, in May 1996, covered any other applications.

     In June 1997 the Company acquired the rights to all patents
(either issued or pending), CAD drawings, blueprints, and all other data pertaining to the technology and its patent process. The purchase was subject only to settlement of payments terms as agreed.

Business

     The KDS system produces extremely fine powders, from any number of raw materials or recycled product. The KDS system utilizes a highly refined process using kinetic energy technology and standing sound waves for the disintegration of materials.

     These fine powders referred to as MICROFINE ( ) normally have a higher market value and are used as high performance fillers and additives in a variety of compounds and emulsions. The product produced in extremely fine, like a talcum powder, and assuming consistency in size of particles, can be very useful in various industrial applications, including plastics, tire recycling, etc.

     While the initial thrust of the Company was in the area of rubber recycling, the Company decided on additional research to enhance the consistency of particle size, and volumes, and instead, the company turned its focus to industrial minerals.

     The Company opened a plant in late 1996 to process industrial gypsum but closed this operation in June 1998 because of lack of supply of gypsum and a lack of working capital to conduct this business on an economically sound basis.

     The Company has continued its research in sludge and rubber, and is currently not producing any powders, nor does it have any contracts to produce any powders. There is no assurance that the Company will produce any powders in the future or will enter into any contracts with anyone to produce any powders.

     The Company is continuing its research in Northern Ireland in the areas of rubber, sludge, wood chips, and computer boards. In the state of Washington, the Company is continuing its research in the area of fine mineral recovery from gold tailings, and black sands.

     The KDS machine weighs approximately five (5) tons and measures sixteen (16) feet (H), x ten (10) feet (L) eight (8) feet (W). The feed material is typically one inch in diameter and carried by a pneumatic lift and material grading system, passing through the KDS system within seconds.

     The life span of the KDS is greater than ten (10) years. Ongoing service is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year. Manufacturing of the KDS will be contracted out.

     During the fiscal year ending June 30, 1999, sales amounted to $285,000 from the sale of the KDS system. Final results for 1999 were below expectations but recent testing results have provided management with a clear indication that sales in the current fiscal year should exceed 1999.

     The Company's micronizing system can cost effectively process any of the industrial minerals such as gypsum, limestone, sulphur, dolomite, and various phosphates and nitrates into MICROFINE ( ) powders and has the unique capability of being able to "prescription-blend" any combination of minerals for more optimal results.

     Research carried out during the year has focused on sludge, rubber and special minerals, such as gold recovery from black sands and tailings. These tests are being carried out in the State of Washington, and there is no assurance that any operations will ever be initiated as a result of these tests, in the State of Washington.

     The Company entered into a licensing agreement in September 1998 with The Green Leaf Fibre Company Ltd. (hereinafter "GlF") of Northern Ireland for GLF to conduct research and development testing within the United Kingdom on the commercial viability of the Company's KDS system. This research continues for both sludge and rubber processing.

Summary of Exclusive Agreements with Spectrasonic Corp. and Ashford
Holdings Ltd.

     On June 22, 1995 the Company entered into an Exclusive License Agreement with Spectrasonic. The contract is for a period of 99 years. Under the terms of the June 22, 1995 agreement, Spectrasonic granted the Company the exclusive license to develop, market, manufacture, distribute, and sell equipment, technology products, and services worldwide using the KDS system as it relates to rubber and glass disposal. The contract price for this license was $550,000. The Company issued 250,000 common shares to Spectrasonic at an aggregate value of US$175,000 plus cash of $375,000. This contract has been fully paid.

     On February 22, 1996 the Company executed a License Agreement with Spectrasonic Corp for the exclusive rights to exploit, develop, use, manufacture, market, distribute and sell KDS systems as it relates to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing, using used or raw materials. The license is for a period of 99 years. The contract price for this was US$775,000, consisting of 1,000,000 common shares at $0.50 per share, plus cash payments of US$275,000. This contract has been fully paid. This contract is exclusive except for a small operator in the State of Washington who has certain rights to continue his operation. This operation has not nor will not have any significant impact on the operation of the Company.

     On May 17, 1996, the Company executed a further License Agreement with Spectrasonic Corp wherein it acquired the worldwide rights to all and any kinds of materials not covered in previous agreements with Spectrasonic. This agreement covers both used and new materials, and covers disintegration, disposal, recycling, remanufacturing or manufacturing or any kinds of materials using the KDS equipment or technology. This agreement is for a period of 99 years. The consideration is 1,000,000 shares of common stock at $0.50 per share plus payment of $1,000,000 in Canadian funds (US$680,000) by January 2, 1997.This payout schedule was amended on October 24, 1996, and the balance outstanding at June 30, 1999 was $302,000. Subsequent to this agreement, Spectrasonic advised the Company that its interests had been assigned to Ashford Holdings Ltd. While the company is technically in default on the payout of this agreement, negotiations are underway with Ashford to settle this balance.

     On July 2, 1997 the Company acquired all patents issued, to be issued, or pending, as well as all manufacturing rights, drawings, blueprints, CAD drawings, for a total consideration of 1,000,000 common shares at $0.25 per share plus US$500,000 payable on the basis of US$50,000 per KDS machine sold, until 10 machines are sold. A patent was issued on November 24, 1998, and its U.S. patent number is 5,839,671.

Market

     The Company is not currently producing any KDS machines although they are on the opinion that a market for the sale of the KDS machine exists. In spite of this belief, there is no assurance that the Company will produce any KDS machines in the future.

     The Company has competition from other producers of Microfine ( ) powders, most of who have greater financial resources than the Company.

Competition

     The Company competes with other producers of gypsum and gypsum powder who have superior financial and manufacturing capabilities. The Company believes the market is sufficiently large, and its product sufficiently unique, that superior competition will not effect the Company's operations.

Company Facilities

     The Company's corporate offices are located at 1003-409 Granville St, Vancouver BC Canada, V6C 1T2. The phone number of the Company is
(604) 681-8656 and the fax number is (604) 685-0698. The premises are leased for a three year period commencing August 1, 1998 at a monthly rental of US$1,000.

     The Company has maintained a branch office at 4100 Burr Street, Bakersfield, CA. 93308. This lease has expired and negotiations are underway for renewal of this lease. The premises consist of 3 acres of land and a 5,000 square foot building. No payments are currently being made on this property.

Employees

     The Company currently has no employees other than the President and CEO who is not paid a salary. The Company engages personnel through consulting agreements where necessary as well as outside consultants, attorneys and accountants.

Other

     On August 5, 1999, the Company entered into a letter of intent with Fortune Corporation, a public company listed on the Vancouver Stock Exchange, whereby the Company will utilize its KDS technology on material containing gold. The Company intends to carry out testing on materials supplied by Fortune.

     On September 1, 1999, the Company entered into a formal agreement with VideoMovieHouse.com whereby the Company will purchase all of the shares of said company for US$250,000.

     On September 1, 1999, the Company acquired 100,000 shares of common stock of Lynx Express for US$1,000.

     On May 31, 1999 the Company entered into a Memorandum of Agreement with Ashford Holdings Ltd. wherein Ashford agrees to deliver all legal and beneficial ownership of certain technology, free and clear of all liens, charges and encumbrances. In return the Company agrees to pay US$150,000 plus 500,000 common shares (legended as Reg. S stock with a one year hold period) plus 1,000,000 in stock options at $0.025 per share. On October 7, 1999, the parties agreed to an amendment whereby the Company will issue 4,000,000 shares in cancellation of the debenture of $200,000. This transaction is expected to close by November 30, 1999.

     During the fiscal period ending June 30, 1999, the Company settled various accounts owing by issuance of common stock.

J.K. Lovelock                      $93,500   1,870,000 common shares
Global Precision Investments Ltd.  $ 3,750   3,750,000 common shares
M. Dimich                          $12,500     500,000 common shares
J.K. Lovelock                      $19,666   1,560,000 common shares
Ashford Holdings Ltd.              $50,000   1,000,000 common shares

RISK FACTORS

     1. Going Concern Opinion. During the fiscal year ended June 30, 1999, the Company had a net loss of US$65,769 compared to a net loss of US$1,072,922 at June 30, 1998. This significant improvement in operating results was caused primarily by ceasing operations at the plant in Bakersfield CA. During the past year the Company concentrated on research and machine sales, both of which require far less overhead expenses. The loss in the current year has reduced the shareholders equity to $3.528,000. Total liabilities of the Company have reduced to $570,000 from $945,000 at June 30, 1998. Subsequent to the June 30, 1999 year end, agreements were reached with Ashford Holdings Ltd. wherein their debt of $302,000 has been settled, leaving only the trade payables outstanding. While significant improvement has been achieved, serious concerns exist as to the ability of the Company to remain in business.

     2.  Development and Market Acceptance of New Products. The
Company's success and growth will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products.

     3. Liquidity; Need for Additional Financing. The Company believes that it will need additional cash during the next twelve months. If the Company is unable to generate a positive cash flow before its cash is depleted, it will need to seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or obtain the capital on terms and conditions acceptable to it. The Company is currently suffering from a lack of liquidity although its current obligations are not significant, in spite of this, the Company continues its sales efforts while it continuously seeks out additional capital. The Company's auditors have also issued a going concern opinion. See "Financial Statements".

     4.  Dependence on Suppliers.   The Company relies on a number of
suppliers to provide certain raw materials for its products. The interruption of certain sources of supply or the failure to adapt materials to the Company's changing technological requirements could disrupt the Company's ability to manufacture products or cause the Company to incur costs associated with the development of alternative sources, either of which could adversely affect the Company's financial performance.

     5. Technology Risk. All manufacturers, including the Company, utilize different applications of known technology. Should a competitor develop a technology breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the Company's products would be at risk of becoming obsolete.

     6. Competition. Most of the competition are Companies with substantially greater financial, technical and marketing resources than the Company. As the market for the Company's products expand, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets. See
"Business    Competition."

     7. Issuance of Additional Shares. At June 30, 1999, there were 33,854,982 shares of common stock or 33.85% or the 100,000,000 authorized shares of Common Stock of the Company unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company , from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities".

     8. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that any Director, Officer, agent and /or employee will be indemnified as to those liabilities and on those terms and conditions as are specified in the Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     9. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities"

     10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy"

     11.  Impact of Year 2000 Issue     The Company has reviewed its
internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to ensuring such systems to be year 2000 compliant will not be material to the financial condition or results of operations of the Company.

     12.  Lack of Current Operations.   The Company currently is not
producing any KDS machines nor does it have any current contracts to manufacture any KDS machines.

     13.  Lack of Market Research.   The Company has neither conducted
nor has the Company engaged other entities to conduct market research such that management has assurance market demand exists for the transactions contemplated by the Company. See "Business"

     14. No Cash Dividends and None Anticipated. The Company has not paid any cash dividends, nor does it contemplate or anticipate paying any cash dividends upon its securities in the foreseeable future. The Company anticipates that it will use all earnings generated from operations to finance the growth of the Company. See "Description of Securities" and "Dividends"

     15. Product Liability. The Company could incur liability for product defects, which result in damage from the use of its equipment and products. Any such claims, if successful, could result in substantial losses to the Company.

     16. No Insurance Coverage. The Company, like other companies in its industry, is finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by serious error omission.

     17. Non-arms Length Transactions and Conflicts of Interest. The Company has engaged in transactions with its Officers, Directors and principal shareholders. Such transactions may be considered as not having occurred at arms length. The Company will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties. See "Business"

     18. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the participation of its sole officer and director, Gary Burnie. The death or absence of Mr. Burnie in all likelihood would result in a cessation of operations. The Company does not have an employment agreement with Mr. Burnie.

     19.  Lack of Key Man Insurance.   The Company has not obtained key
man life insurance on the life of its sole officer and director. The death or unavailability of its sole officer and director could have a material adverse impact on the operation of the Company. See
"Management"

ITEM 2.   PROPERTIES

     The Company owns no real property. It leases 1,000 square feet of office space at 409 Granville Street, Suite 1003, Vancouver, British Columbia V6C 1T2. The cost of this space is approximately $1,000 per month. The lease is for three years and was effective August 1, 1998.

     The Company leased industrial land at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. In that it closed its plant June 30, 1998, the Company continues to occupy the premises at 4100 with the consent of the landlord. Negotiations are currently in process whereby a renewal of the lease is being discussed. These discussions have not yet resulted in a firm agreement. The land consists of 100,000 square feet and the rent was $1.500 per month.

     The Company owns two KDS systems and has lease/purchase agreements on an additional two machines. The first two KDS systems were acquired as part of the licensing agreement with Spectrasonic and are recorded at a cost of $872,246. In the fiscal year ending June 30, 1999 no additional funds were expended on these systems. The two other KDS systems are being used in research and development for both sludge, rubber and various minerals.

     The Company has other fixed assets located in California. The cost of these assets at June 30, 1999 is US$1,359,160 and consists of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. The Company has office equipment costing $23,916.

     The Company has also expended costs of $2,155,000 for the Technology License.


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

     TERRAIN TECHNOLOGY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 140950, filed on approximately October 8, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for road work improvement. The total amount of the claim is $6,194.93.
Judgment was entered in this matter on June 4, 1998 in the amount of $6,278.31, plus interest at the rate of 10% per annum from October 1, 1997 to May 7, 1998, totaling $374.98, plus attorneys' fees in the amount of $2,765.00, plus costs in the sum of $231.00. No amount has been paid toward satisfaction of this judgement.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No proposals have been submitted to the Company's shareholders during the fiscal year ending June 30, 1999.


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At June 30, 1999, the Company had 443 shareholders of record of its Common Stock.

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

     Quarter ended                    BID
                              High           Low
     March 31, 1996           2 1/8          1 5/8
     June 30, 1996            1 29/32          7/8
     September 30, 1996       0.71           0.71
     December 31, 1996        0.20           0.18
     March 31, 1997           0.16           0.12
     June 30, 1997            0.175          0.15
     September 30, 1997       0.20           0.18
     December 31, 1997        0.10           0.085
     March 31, 1998           0.065          0.055
     June 30, 1998            0.07           0.06
     September 30, 1998       0.0275         0.0225
     December 31, 1998        0.02           0.018
     March 31, 1999           0.021          0.021
     June 30, 1999            0.055          0.055
     September 30, 1999       0.0525         0.0525


ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with
 Management's Discussion and Analysis of Results of Operations and Financial Condition " and the Financial Statements and related notes included elsewhere in this Statement.

                         Year ended    Year ended    Year ended    Year ended
                         06/30/99      06/30/98      06/30/97      06/30/96
Income                   $   319,166   $   665,638   $   347,721   $        -
Cost of Sales            $   106,595   $   290,086   $   157,974   $        -
Gross Profit             $   212,571   $   375,552   $   189,747   $        -
Operating Expenses       $   278,340   $ 1,290,783   $ 1,514,381   $   473,369
Other expenses           $        -    $   157,691   $        -    $        -
Net Loss                 $    65,769   $ 1,072,922   $ 1,324,634   $   473,369

Accumulated Deficit:
Beginning of Period      $ 2,870,977   $ 1,798,055   $   473,421   $        -
End of Period            $ 2,936,747   $ 2,870,977   $ 1,798,055   $   473,421
Net loss per share       $    (0.001)  $     (0.05)  $     (0.12)  $     (0.07)
Shares outstanding        66,146,018    49,326,018    13,622,448      8,505,117

Balance Sheet Data:
Working Capital          $ (535,365)   $  (863,909)  $(2,320,026)   $(1,987,273)
Total Assets             $ 4,098,493   $ 4,314,959   $ 4,422,427    $ 2,932,278
Long-term Debt           $        -    $        -    $        -     $        -
Shareholders' Equity     $ 3,528,427   $ 3,160,219   $ 1,947,038    $   935,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

     The Company closed its Bakersfield plant on June 30, 1998, because of working capital deficiencies and continuous operating losses. This significantly reduced the demand for capital while the Company searched for a joint venture entity to assist in the operation of the plant.

Discussions are underway to revisit the plant by processing another mineral. These discussions include negotiations on a renewal of the lease on the premises.

     The Company continues to resolve its outstanding liabilities and has achieved a significant reduction in the past 12 months. Private placement transactions have allowed the Company to reduce its obligation to Ashford Holdings Ltd. By $235,000 to $302,000. As well, trade and other obligations have been reduced by $134,000 in the past 12 months. The Company currently owes $268,000 to its trade creditors and $302,000 to Ashford Holdings Ltd. Subsequent to the year-end, the debt to Ashford has been reduced to $200,000.

     The Company continues to raise necessary capital by sale of common stock. The monthly operating requirements of the Company and not significant and the Company intends to continue raising necessary capital by sale of stock until such time as its KDS technology results in sufficient revenue to cover its obligations.

     Operating losses for the fiscal year ended June 30, 1999 amounted to $66,769, down significantly from a loss at June 30, 1998 of $1.072,922.

     While the Company has abandoned its concept of producing fine grind gypsum at its Bakersfield CA plant, it continues to seek markets for its KDS systems whereby others operating the resulting business and the Company focuses on KDS systems sales and continuous product development.

     Marketing, strategic planning, financial planning and general corporate management are conducted under the direction of Gary Burnie, the President & CEO, and hired consultants. There is currently no remuneration paid to Mr. Burnie other than a stock option of 1,000,000 common shares at $0.025 per share.

     In May 1999, stock options were also granted to:

          Jack Lovelock       1,000,000 shares at $0.001 per share
          Robert Dinning      1,000,000 shares at $0.001 per share

     Mr. Lovelock was CEO and a director of the Company until May 14th 1999 while Mr. Dinning was CFO and a director until May 14, 1999.

Results of Operations   July  1, 1996   July 31, 1999

     The Company commenced operations in March 1997 on a test basis and became fully operational in June 1997. During the fiscal ending June 30, 1997 the Company had revenues of $347,000 and a resulting operating loss of $1,324,000. These losses included research and development costs of $91,000 and interest costs of $203,000. In the fiscal year ending June 30, 1998, revenues amounted to $665,000 and operating losses of $915,000. Adverse weather conditions caused significant delays in delivery of raw material that resulted in cancellation of contracts. The Company continued to experience working capital deficiencies that also affected the operations in Bakersfield.

     During the fiscal year ending June 30, 1999, the Company had no revenue from sale of product but did generate revenue from the sale of a KDS system to a division of the U.S. military. Revenues for the fiscal year amounted to $285,399 and operating losses for the year were $66,769. The Company plans to accelerate its program of sale of KDS systems in the next fiscal year. Research continues in Northern Ireland and in the state of Washington.

Foreign Operations

     The Company has a foreign subsidiary, 521245 B.C. Ltd. a British Columbia corporation, which is located in Vancouver, British Columbia, Canada. Its primary function is research and development and its director and sole officer is Gary Burnie. All sale of KDS systems is conducted through the parent company, and to date these sales have all taken place in the United States. Exchange rates in the past year have varied somewhat, having decreased from $0.72 to $0.66 in the current fiscal year. As all sales are in U.S. dollars and the majority of its costs incurred in Canadian currency, the impact on exchange rates has not been material.

Inflation

     Inflation is not a factor in the results for the year ending June 30, 1999. This is consistent with the previous fiscal year. Inflation has played no factor in Capital costs incurred. In the current fiscal year, no capital costs are contemplated and thus, inflation is not a factor.


ITEM 8.   FINANCIAL STATEMENTS


                  FIRST AMERICAN SCIENTIFIC CORP.

                    Audited Financial Statements
                           June 30, 1999

                         TABLE OF CONTENTS

AUDITOR'S REPORT    .    .    .    .    .    .    .    . F-1

FINANCIAL STATEMENTS

     Balance Sheets .    .    .    .    .    .    .    . F-2
     Statements of Operations and
       Comprehensive Income (Loss) .    .    .    .    . F-3
     Statement of Stockholders' Equity  .    .    .    . F-4
     Statements of Cash Flows .    .    .    .    .    . F-5

NOTES TO FINANCIAL STATEMENTS .    .    .    .    .    . F-7

Board of Directors
First American Scientific Corp.


                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp. as of June 30, 1999 and 1998, and the related statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. at June 30, 1999 and 1998, and the results of its operations, changes in stockholders' equity and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's substantial working capital deficit and history of accumulated losses at June 30, 1999 raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 5, 1999

FIRST AMERICAN SCIENTIFIC CORP.
BALANCE SHEETS
ASSETS

                                   June 30, 1999  June 30, 1998
CURRENT ASSETS
 Cash                              $     25,690   $       1,133
 Accounts receivable                      9,007          32,915
 Inventory                                   -            5,500
                                   ------------   -------------
 TOTAL CURRENT ASSETS                    34,697          39,548
                                   ------------   -------------
PROPERTY AND EQUIPMENT
 Property and equipment               1,589,519       2,260,799
 Less: Accumulated depreciation        (327,567)       (200,142)
                                   ------------   -------------
 TOTAL PROPERTY AND EQUIPMENT         1,261,952       2,060,657
                                   ------------   -------------
OTHER ASSETS
 Technology licenses -
  net of amortization                 1,629,775       1,756,775
 Patents and manufacturing rights -
  net of amortization                   218,265         234,931
 Deposits                                11,431          13,735
                                   ------------   -------------
 TOTAL OTHER ASSETS                   1,859,471       2,005,441
                                   ------------   -------------
TOTAL ASSETS                       $  3,156,120   $   4,105,646
                                   ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank overdraft                    $         -    $       6,061
 Accounts payable and
  accrued expenses                      268,061         322,366
 Short term loans payable                    -           80,000
 License agreement payable
  - Spectrasonic Corp.                  302,000         537,000
                                   ------------   -------------
 TOTAL CURRENT LIABILITIES              570,061         945,427
                                   ------------   -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Common stock - $.001 par value
  100,000,000 shares authorized
  66,146,018 and 49,326,018 shares
  issued, respectively                   66,146          49,326
 Additional paid-in capital           6,399,031       6,027,370
 Stock options and subscriptions
  receivable                                 -          (45,500)
 Accumulated deficit                 (3,882,072)     (2,870,977)
 Accumulated other comprehensive
  income                                  2,954              -
                                   ------------   -------------
 TOTAL STOCKHOLDERS' EQUITY           2,586,059       3,160,219
                                   ------------   -------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $  3,156,120   $   4,105,646
                                   ============   =============

  The accompanying notes are an integral part of these financial, statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                   Year Ended     Year Ended
                                   June 30, 1999  June 30, 1998
Revenues                           $     285,399  $     665,638
Cost of Sales                            106,595        290,086
                                   -------------  -------------
Gross Profit                             178,804        375,552
Operating Expenses                       594,993      1,290,783
                                   -------------  -------------
Net Loss from Operations                (416,189)      (915,231)

Other Income (Expense)
 Miscellaneous                               445             -
 Loss on abandonment of assets                -        (157,691)
 Loss on impairment of assets           (629,118)            -
                                   -------------  -------------
Income before extraordinary
 items                                (1,044,862)    (1,072,922)

Extraordinary Income
 Gain on debt forgiveness                 33,767             -
                                   -------------  -------------
Net Loss                              (1,011,095)    (1,072,922)

Other Comprehensive Income
 Foreign currency translation gain         2,954             -
                                   -------------  -------------
Comprehensive Net Income (Loss)    $ (1,008,141)  $ (1,072,922)
                                   ============   ============
Basic and diluted net loss
 per common share                  $      (0.01)  $      (0.04)
                                   ============   ============
Weighted average number of basic
 and diluted common stock shares
 outstanding                         55,876,015     23,656,167
                                   ============   ============









   The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY

                                                       Additional
                                     Common Stock      Paid-in
                              Shares         Amount    Capital
Balance, June 30, 1997        13,622,448     $ 13,623  $ 3,731,471
Issuance of stock at $.05
 - $.158 8 per share for
 settlement of debt           27,919,250       27,919    1,606,268
Issuance of stock at $.02
 - $.20 per share for cash     3,000,000        3,000      237,000
Issuance. of stock at $.25
 for purchase of patent and
 manufacturing rights          1,000,000        1,000      249,000
Issuance of stock at $.10 -
 $.227 per share for purchase
 of Bakersfield assets           223,000          223       31,377
Issuance of stock at $.117 -
 $.05 per share for settlement
 of royally agreement          3,011,320        3,011      167,304
Exercise of stock, options
 at $.01 per share               550,000          550        4,950
Net loss for year ended
 June 30, 1999                        -            -            -
                              ----------     --------  -----------
Balance, June 30, 1998         49,326,018      49,326    6,027,370

Issuance of stock for services
 at $.001 - $.025 per share     8,010,000       8,010       25,230
Issuance of stock for repayment
 of debt at $.01  - $.025
 per share                      3,160,000       3,160       96,506
Issuance of stock for partial
 payment of license agreement
 at $.05 per share              1,000,000       1,000       49,000
Issuance of stock for cash at
 $.04 per share                 4,650,000       4,650      200,925
Stock subscriptions collected          -           -            -
Net loss for year ended
 June 30, 1999                         -           -            -
Foreign currency translation
 gain                                  -           -            -
                              -----------    --------  -----------
Balance June 30, 1999          66,146,018    $ 66,146  $ 6,399,031
                              ===========    ========  ===========






   The accompanying notes are an integral part of these financial statements.

                                F-4a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDER'S EQUITY

                                     Accumulated
                       Subscriptions Other         Total
                       & Options     Accumulated   Comprehensive  Stockholders'
                       Receivable    Deficit       Income         Equity
Balance, June 30,1997  $      -      $ (1,798,055) $     -         $ 1,947039

Issuance of stock at
 $.05 - $.158  per share
 for settlement of debt       -                -         -          1,634,187

Issuance of stock at
 $.02 - $.20 per
 share for cash          (40,000)              -         -            200,000

Issuance of stock at
 $.25 for purchase
 of patent and
 manufacturing rights         -                -         -            250,000

Issuance of stock at
 $.10 - $.227 per share
 for purchase of
 Bakersfield assets           -                -         -             31,600
Issuance of stock at $.117
 - $.05 per share for
 settlement of royalty
 agreement                    -                -         -            170,315
Exercise of stock options at
 $.01 per share           (5,500)              -         -                 -
Net loss for year ended
 June 30, 1999                -        (1,072,922)       -         (1,072,922)
                       ---------     ------------ ---------       -----------
Balance, June 30, 1998   (45,500)      (2,970,977)       -          3,160,219

Issuance of stuck for
 services at  $.001 -
 $.025 per share              -                -         -             33,240
Issuance of stock for
 repayment of debt at
 $.01 - $.025 per share       -                -          -            99,666
Issuance of stock for
 partial payment of
 license agreement
 at $.05 per share            -                -          -            50,000
Issuance of stock for
 cash at $.04 per share       -                -          -           205,575
Stock subscriptions
 collected                45,500               -          -            45,500
Net loss for year ended
 June 30, 1999                -        (1,011,095)        -        (1,011,095)
Foreign currency
 translation gain             -                -       2,954            2,954
                       ---------     ------------  ---------      -----------

Balance, June 30, 1999 $      -      $ (3,882,072) $  2,954       $ 2,586,059
                       ========      ============  ========       ===========







                                F-4b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS

                                   Year Ended     Year Ended
                                   June 30, 1999  June 30, 1998
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES
 Net income (loss)                 $ (1,011,095)  $ (1,072,922)
 Depreciation and amortization          313,255        323,041
 Impairment of assets                   629,118             -
 Adjustments to reconcile net loss
  to net cash used by operations:
 Services paid by issuance of stock      33,240         13,500
 Decrease (increase) in accounts
  receivable                             23,908         (5,475)
 Decrease (increase) in inventory         5,500         49,876
 Decrease (increase) in prepaid
  expenses                                  -           18,836
 Decrease (increase) in deposits         2,304           1,833
 (Decrease) increase in accounts
  payable                              (60,355)        (63,683)
 (Decrease) increase in litigation
  reserve                                   -          (62,061)
 Payment on license agreements
  payable                             (185,000)             -
                                   -----------    ------------
Net cash (used) in operating
  activities                          (249,125)        797,055
                                   -----------    ------------
CASH FLOWS PROVIDED (USED) IN
  INVESTING ACTIVITIES
Net cash provided (used) in
 investing activities                       -               -
                                   -----------    ------------
CASH FLOWS PROVIDED (USED)
 IN FINANCING ACTIVITIES
 Borrowings                             80,467         789,977
 Payments on borrowings                (12,360)       (200,000)
 Proceeds from sales of stock          205,575         200,000
                                   -----------    ------------
Net cash provided by financing
 activities                            273,682         789,977
                                   -----------    ------------
NET INCREASE (DECREASE) IN CASH    $    24,557    $     (7,078)
                                   ===========    ============







  The accompanying notes are an integral part. of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS (Continued)

                                   Year Ended     Year Ended
                                   June 30, 1999  June 30, 1998
NET INCREASE (DECREASE) IN CASH
 (Balance forward)                 $   24,557     $     (7,078)
CASH - Beginning of year                1,133            8,211
                                   ----------     ------------
CASH - End of year                 $   25,690     $      1,133
                                   ==========     ============

SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest                          $       -      $      8,787
                                   ==========     ============
 Income Taxes                      $       -      $         -
                                   ==========     ============
NON-CASH INVESTING ACTIVITIES
 Common. stock. issued for payment
  on fixed assets                  $       -      $     31,600
 Common stock issued for payment on
 royalty agreements                $       -      $    170,315

NON-CASH FINANCING ACTIVITIES
 Common stock. issued, for payment on
 patents and manufacturing rights  $       -      $    250,000
Common stock issued for services
 rendered                          $   33,240     $         -
Common stock issued for exchange
 of debt                           $  209,060     $ 1,634,187
Common stock issued for payment on
 worldwide technology license      $   50,000     $        -
Common stock issued for
 commissions                       $     3,300    $    13,500
















          The accompanying notes are an integral part of these financial
state                         ments,

FIRST AMERICAN SCIENTIFIC CORP
Notes to the Financial Statements
June 30, 1999

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp., (hereinafter "the Company"), was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing of rubber powder for industrial fillers, and has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. The Company maintains an office in Vancouver, British Columbia, Canada.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,882,072 through June 30, 1999, and has a working capital deficit. The Company currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting

Earnings (Loss) Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings
(loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At June 30, 1999, the Company had net operating accumulated losses of approximately $3,800,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates
The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees., however the Company has no employees and utilizes consultants only at this time.

Year 2000
The Company, like other firms, could be adversely affected if the computer systems used by it, its suppliers or customers do not properly process and calculate date-related information and data from the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment.

At this time, because of the complexities involved in the issue, management cannot provide absolute assurances that the Year 2000 issue will not have an impact on the Company's operations.

The Company has reviewed its technology, including software and hardware, and has determined that there will be no adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance are expensed when incurred.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting
The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operation or financial position. The Company's Bakersfield plant was not in operation during 1999, therefore there is no segment reporting required.

Revenue and Cost Recognition
Revenues are recognized when products are delivered.

Costs include all direct material and labor costs and those indirect costs related to the products. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment and accumulated depreciation.

                              June 30, 1999       June 30, 1998
Ultrasound equipment          $   872,246         $   872,246
Plant assets and equipment        730,043           1,359,161
Office equipment                   23,916              29,916
Leasehold improvements              5,476               5,476
                              -----------         -----------
Total assets                    1,631,681           2,260,799
Less accumulated depreciated     (327,567)           (200,142)
                                                  -----------
                              $ 1,304,114         $ 2,060,657
                              ============        ============

Depreciation and amortization expense for the year ended June 30, 1999 and 1998 were $313,255 and $323,041, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. During 1999, the Company suspended operations at its Bakersfield location and determined that plant assets were impaired by $629,118.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years. The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

                                   June 30, 1999       June 30, 1998
Technology license                 $ 1,905,000         $ 1,905,000
Patents and manufacturing rights       250,000             250,000
                                   -----------         -----------
                                     2,155,000           2,155,000
Less accumulated amortization         (306,960)           (163,293)
                                   -----------         -----------
                                   $ 1,848,040          $ 1,991,707
                                   ===========         ============
NOTE 4   COMMON STOCK AND WARRANTS

On June 4, 1998, the Board of Directors authorized and increased common stock from 50,000,000 to 100,000,000 authorized shares.

During 1999, the Company issued 8,010,000 shares of common stock for consulting, advertising and other services. The Company valued these services at $33,240. The Company issued 3,160,000 shares of common stock for repayment of loans from related parties totaling $99,666 and another 1,000,000 shares of common stock were issued, valued at $50,000, for partial payment of license agreements. The Company issued 4,650,000 shares of common stock for cash at $0.04 per share, thereby raising $205,575.

At June 30, 1998, stock subscriptions and options receivable was $45,500. This amount was paid during 1999.

NOTE 5 - STOCK OPTIONS

In September 1998, the Company adopted the First American Scientific Corp. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 15,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company's Board of Directors.

In the year ending June 30, 1999, the Company issued 3,300,000 common stock shares for the services of consultants. The Company valued these services at $3,300.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5% and expected life is 5 years. During the year ending June 30, 1999, the Company issued 4,750,000 common stock options which were exercised before year-end at an average price of $.019 per share. The strike price of these options exceeds the options' minimum

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 5 STOCK OPTIONS (CONTINUED)

value calculated using the Black-Scholes model. Accordingly, no compensation costs have been recognized pursuant to Financial
Accounting Standard No.123.

The following is a summary of the stock options during 1998 and 1999:

                                                  Weighted
                                                  Average
                                   Number         Exercise
                                   of Shares      Price
Outstanding at July 1, 1998          800,000      $  .001
Granted                               50,000        0.05
Exercised                            850,000         -
Outstanding at June 30, 1998              -          -
                                   =========      =======
Options exercisable at
 June 30, 1998                            -          -
                                   =========      =======
Weighted average fair value of
 options granted during year
 ended June 30, 1998               $    0.01
                                   =========
Outstanding at July 1, 1998               -          -
Granted                            3,000,000      $  .001
                                   1,450,000         .06
Exercised                          4,750,000         -
                                   ---------      -------
Outstanding at June 30, 1999              -          -
                                   =========      =======
Options exercisable at
 June 30, 1999                            -          -
                                   =========      =======
Weighted average fair value of
 options granted during year
 ending June 30, 1999              $   .019
                                   ========

NOTE 6   RELATED PARTIES

Certain consultants which received common stock under the Company's non-qualified stock option plan are Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of board of directors who provided services to the Company.

At June 30, 1998, the Company had a short-term note payable for $80,000 to Jacqueline Lovelock, a related party to the Chairman and Executive Officer of the Company. In repayment of this loan, the Company issued 1,600,000 shares of common stock.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 7    COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. It leased 1,000 square feet of office space at 409 Granville Street, Suite 303, Vancouver, British Columbia V6C 1T2 from LCM Equities, Inc. This lease expired July 31, 1998. The Company negotiated a new three-year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003, also at 409 Granville Street in Vancouver, British Columbia.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which required payments of $2,000 per month, expired on April 14, 1998. Negotiations with a proposed joint venture partner to take over this facility are ongoing. At the present time the Company is not utilizing the facility, except for storage of equipment. No rental payments have been made since the expiration of this lease. Although the lease required the Company to carry insurance on the facility, the Company has elected to self-insure this location until the facility re-opens.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 7    COMMITMENTS AND CONTINGENCIES (Continued)

Technology License (Continued)
The Company made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997. However, Spectrasonic is a related party and no action has been taken against the Company and the terms of the agreement have been extended indefinitely without interest. At June 30, 1999, the balance owing on this agreement was $302,000 and subsequent tot he year end, a cash payment reduced the balance to $200,000. The parties agreed on settlement of the balance of $200,000 for common stock of the Company.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000. The cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

NOTE 8 - NOTES PAYABLE

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

NOTE 9 - EXTRAORDINARY GAIN

Forgiveness of Debt
During 1999, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $33,767.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
June 30, 1999

NOTE 10 - SUBSEQUENT EVENTS

In September 1999, the Company entered into an agreement with Video Movie House.com Inc, ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. The sum of $125,000 was paid to VMH and the balance is expected to paid November 30, 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the Internet. VMH will become a wholly owned subsidiary of the Company .

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


                              PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The sole director and sole officer of the Company is:

     Name           Age       Position

     Gary Burnie    49        President, CEO and member of the Board
                              of Directors

Gary Burnie - President, Secretary, Treasurer, Chief Financial Officer and Director

     Since May 1998, Mr. Burnie has been President, Secretary,
Treasurer, Chief Financial Officer and the sole Director of the Company. Since January 1, 1994, Mr. Burnie has owned and operated G & D Management, a sole proprietorship engaged in the business of buying and selling securities for Mr. Burnie.

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

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation.

     The following table sets forth the compensation paid by the Company from inception through December 31, 1998, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE

                                   Long-Term Compensation
               Annual Compensation        Awards                   Payouts
Names                             Other   Under    Restricted           Other
Executive                         Annual  Options/ Shares or            Annual
Officer and                       Compen- SARs[1]  Restricted  LTIP[2]  Compen-
Principal      Year  Salary Bonus sation  Granted  Share       Payouts  sation
Position       Ended (US$)  (US$) (US$)   (#)      Units (US$) (US$)    (US$)
Gary Burnie    1999  20,000 0     0       0        0           0        0
President      1998       0 0     0       0        0           0        0
               1997       0 0     0       0        0           0        0

Jack Lovelock  1999       0 0     0       0        0           0        0
(Resigned)     1998  35,000 0     0       0        0           0        0
               1997  35,000 0     0       0        0           0        0

Robert Dinning 1999       0 0     0       0        0           0        0
(Resigned)     1998  35,000 0     0       0        0           0        0
               1997  25,000 0     0       0        0           0        0

Richard Camuso 1999       0 0     0       0        0           0        0
(Resigned)     1998       0 0     0       0        0           0        0
               1997       0 0     0       0        0           0        0


David Camuso   1999       0 0     0       0        0           0        0
(Deceased)     1998       0 0     0       0        0           0        0
               1997       0 0     0       0        0           0        0


     The Company anticipates paying the following salaries in 1999, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

     Gary Burnie         President      1999      $ 25,000

     The Company has adopted two non-qualified incentive stock option plans. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                           Number of
               Number of   Securities
               Securities  Underlying
               Underlying  Options/SARs
               Options     Granted       Exercise      Number of
               SARs        During Last   or Base       Options    Expiration
Name           Granted     12 Months[1]  Price ($/Sh)  Exercised  Date
Gary Burnie    1,000,000   1,000,000     $0.001        1,000,000  05/14/2004
Jack Lovelock  1,000,000   1,000,000     $0.001        1,000,000  05/14/2004
                 300,000                 $0.001          300,000  05/14/2003
Robert Dinning 1,000,000   1,000,000     $0.001        1,000,000  05/14/2004
                 250,000                 $0.001          250,000  05/14/2003

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     Directors do not receive any compensation for serving as members of the Board of Directors. The Board has not implemented a plan to award options to any Directors. There are no contractual arrangements with any member of the Board of Directors.


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

Name and address    Number of                               Percent
of owner            Shares         Position                 of Class

Gary Burnie         1,000,000      Chairman of Board of     1.37%
1906 Nelson Street                 Directors, President,
Vancouver, B.C.                    Secretary/Treasurer
Canada V6G 1N2                     and Chief Financial Officer

All officers and
directors as
a group (1)         1,000,000                               1.37%


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

     On or about May 14, 1999, the Company issued 1,000,000 shares of common stock to Gary Burnie, President as compensation upon the exercise of certain stock options issued pursuant to the Company's Form
S-8 registration statement.   The shares were issued pursuant to
Section 5 of the Securities Act of 1933.

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

     On or about the 1st day of February 1998, the Company sold 295,000 shares of Common Stock in consideration of $34,498 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Knowlton Capital, Inc. and its address is 329 Brill Road, Foster,
Quebec. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission

     During the fiscal year July 1, 1998 to June 30, 1999, the Company issued 15,820,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued services, property and cash.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K.

     None

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

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission in 1996.

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

     The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1997:

3.3            Articles of Incorporation of 521345 B.C. Ltd.

     The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1998:

3.4            Amended Articles of Incorporation.
10.9           Agreement with Green Leaf Fibre Company Ltd. (GLF)

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission in 1999.

10.1           Nonqualifying Stock Option Plan.

     The following documents are filed as part of this June 30, 1999
Form 10-K:

10.10     Agreement with Ashford Holdings, Ltd.
10.11     Agreement regarding acquisition of VMH Video MovieHouse.com,
          Inc.
10.12     Letter of Intent with Fortune Resources Corporation
27        Financial Data Schedule.

                             SIGNATURE PAGE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November 1999.

                         FIRST AMERICAN SCIENTIFIC CORP.


                         BY:  /s/ Gary Burnie
                              Gary Burnie,
                              President, Chief Financial
                              Officer, and Chairman of the
                              Board of Directors


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on this 10th day of November, 1999.


SIGNATURES     TITLE                              DATE

/s/ Gary Burnie
Gary Burnie    Chairman of the Board of Directors, November 10, 1999
               President, Secretary/Treasurer
               and Chief Financial Officer.