Form 10-Q
period 1999-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 1999-11-12
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.   20549
              ----------------------------------
                           FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1999.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, no par value per share, at September 30, 1999 was 66,146,018 shares.

-----------------------------------------------------------------
-----------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                            (Unaudited)


                                   September
ASSETS                             30, 1999       June 30,1999
CURRANT ASSETS
Cash                               $    16,540    $    25,690
Accounts receivable                      9,007          9,007
Inventory                                   -              -
                                   -----------    -----------
TOTAL CURRANT ASSETS                    25,547         34,697
                                   -----------    -----------
INVESTMENTS:
Securities                               1,000             -
Other                                  124,722             -
                                   -----------    -----------
                                       125,722             -
                                   -----------    -----------
PROPERTY AND EQUIPMENT
Property and equipment                1,589,519     1,589,519
Less: Accumulated depreciation         (327,567)     (327,567)
                                   ------------   -----------
                                      1,261,952     1,261,952
                                   ------------   -----------
OTHER ASSETS
Technology licenses-net of
amortization                          1,629,775     1,629,775
Patents and manufacturing rights -
  net of amortization                   218,265       218,265
Deposits                                 11,431        11,431
                                   ------------   -----------
                                      1,859,471     1,859,471
                                   ------------   -----------
TOTAL ASSETS                       $  3,272,692   $ 3,156,120
                                   ============   ===========





   The accompanying notes are an integral part of these financial statements.

                                1-a

                   FIRST AMERICAN SCIENTIFIC CORP
                           BALANCE SHEET
                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRANT LIABILITIES
Bank overdraft                     $         -    $        -
Accounts payable and
 accrued expenses                       265,060       268,061
Short term loans payable                171,808            -
License agreement payable -
 Spectrasonic Corp.                      302,000      302,000
                                   -------------  -----------
TOTAL LIABILITIES                        738,868      570,061
                                   -------------  -----------
COMMITMENTS AND CONTINGENCIES                 -            -

STOCKHOLDERS' EQUITY
Common stock-$.001 par value
100,000,000 shares authorized,
66,146,018 shares issued                  66,146       66,146
Additional paid-in capital             6,399,031    6,399,031
Stock options receivable                      -            -
Accumulated deficit                   (3,934,307)  (3,882,072)
Accumulated other comprehensive
income                                     2,954        2,954
                                   -------------  -----------
                                       2,533,824    2,586,059
                                   -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                             $   3,272,692  $ 3,156,120
                                   =============  ===========











   The accompanying notes are an integral part of these financial statements.

                                1-b

                  FIRST AMERICAN SCIENTIFIC CORP.
          STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                            (Unaudited)

                                   Period Ended      Year Ended
                                   Sept. 30, 1999    June 30, 1999
Revenues                           $           -     $      285,399

Cost of sales                                  -            106,595
                                   --------------      ------------
Gross                                          -            178,804

Operating expenses                         52,235           594,993
                                   --------------      ------------
                                          (52,235)         (416,189)

Net loss from operations                  (52,235)         (416,289)

Other income (expense)
Miscellaneous                                  -               445
Loss on impairment of assets                   -          (629,118)
                                   --------------      -----------
                                         (52,235)       (1,011,095)

Extraordinary income
Gain on debt forgiveness                      -             33,767
                                   -------------       -----------
Net loss                                 (52,235)       (1,011,095)

Other comprehensive
Foreign currency translation gain             -              2,954

Comprehensive income               $     (52,235)      $(1,008,141)
                                   =============       ===========
Basic and diluted net loss per
common share                       $       0.001       $      0.01
                                   =============       ===========
Weighted average number of
common stock shares outstanding       66,146,018        55,876,015
                                   =============       ===========




  The accompanying notes are an integral part of these financial statements.

                  FIRST AMERICAN SCIENTIFIC CORP.
                 STATEMENT OF STOCKHOLDERS' EQUITY
                            (Unaudited)

                                                       Additional
                                     Common Stock      Paid-in
                              Shares         Amount    Capital
Balance, June 30, 1997        13,622,448     $ 13,623  $ 3,731,471
Issuance of stock at $.05
 - $.158 per share for
 settlement of debt           27,919,250       27,919    1,606,268
Issuance of stock at $.02
 - $.20 per share for cash     3,000,000        3,000      237,000
Issuance of stock at $.25
 for purchase of patent and
 manufacturing rights          1,000,000        1,000      249,000
Issuance of stock at $.10 -
 $.227 per share for purchase
 of Bakersfield assets           223,000          223       31,377
Issuance of stock at $.117 -
 $.05 per share for settlement
 of royalty agreement          3,011,320        3,011      167,304
Exercise of stock, options
 at $.01 per share               550,000          550        4,950
Net loss for year                     -            -            -
                              -----------    --------  -----------
Balance, June 30, 1998         49,326,018      49,326    6,027,370

Issuance of stock for services
 at $.001 - $.025 per share     8,010,000       8,010       25,230
Issuance of stock for repayment
 of debt at $.01  - $.025
 per share                      3,160,000       3,160       96,506
Issuance of stock for license
 agreement at $.05 per share    1,000,000       1,000       49,000
Issuance of stock for cash at
 $.04 per share                 4,650,000       4,650      200,925
Stock subscriptions receivable          -           -            -
Net loss                                -           -            -
Foreign currency translation
 gain                                  -           -            -
                              -----------    --------  -----------
Balance September 30, 1999     66,146,018    $ 66,146  $ 6,399,031
                              ===========    ========  ===========

   The accompanying notes are an integral part of these financial statements.
                                3-a

                  FIRST AMERICAN SCIENTIFIC CORP.
                 STATEMENT OF STOCKHOLDER'S EQUITY
                            (Unaudited)

                                        Accumulated
                       Subscriptions Other         Total
                       & Options     Accumulated   Comprehensive  Stockholders'
                       Receivable    Deficit       Income         Equity
Balance, June 30,1997  $      -      $ (1,798,055) $     -        $ 1,947,039

Issuance of stock at
 $.05 - $.158  per share
 for settlement of debt       -                -         -         1,634,187

Issuance of stock at
 $.02 - $.20 per
 share for cash          (40,000)              -         -           200,000

Issuance of stock at
 $.25 for purchase
 of patent and
 manufacturing rights         -                -         -           250,000

Issuance of stock at
 $.10 - $.227 per share
 for purchase of
 Bakersfield assets           -                -         -            31,600

Issuance of stock at $.117
 - $.05 per share for
 settlement of royalty
 agreement                    -                -         -           170,315

Exercise of stock options at
 $.01 per share           (5,500)              -         -                -

Net loss for year             -        (1,072,922)       -        (1,072,922)
                       ---------     ------------  --------      -----------
Balance, June 30, 1998   (45,500)      (2,970,977)       -         3,160,219

Issuance of stock for
 services at  $.001 -
 $.025 per share              -                -         -            33,240
Issuance of stock for
 repayment of debt at
 $.01 - $.025 per share       -                -         -            99,666
Issuance of stock for
 license agreement
 at $.05 per share            -                -         -            50,000
Issuance of stock for
 cash at $.04 per share       -                -         -           205,575
Stock subscriptions
 receivable                45,500               -         -            45,500
Net loss                       -        (1,011,095)       -        (1,011,095)
Foreign currency
 translation gain             -                -      2,954            2,954
                       ---------     ------------  --------      -----------
Balance,
 September 30, 1999    $      -      $ (3,882,072) $  2,954      $ 2,586,059
                       =========     ============  ========      ===========

                                 3-b

                  FIRST AMERICAN SCIENTIFIC CORP.
                      STATEMENT OF CASH FLOWS
                            (Unaudited)

                                             Period Ending
                                             ending         Year Ending
                                             September 30,  June 30
                                             1999           1999
CASH FLOWS PROVIDED (USED) IN OPERATIONS
  Net Income (loss)                          $  (52,235)    $ (1,011,095)
  Depreciation and amortization                      -           313,255
  Impairment of assets                               -           629,118
  Adjustment to reconcile net loss to net
   cash used by operations;
  Services paid by issuance of stock                 -            33,240
  Decrease (Increase) in account receivable          -            23,908
  Decrease (Increase) in inventory                   -             5,500
  Decrease (Increase) in prepaid expenses            -                -
  Deposits                                           -             2,304
  (Decrease) Increase in accounts payable        (3,000)         (60,355)
  (Decrease) Increase in litigation reserve          -                -
  Payment for shares in VMH/sundry             (125,723)              -
  Payment on license agreement payment               -          (185,000)
                                             ----------     ------------
Net cash (used) in operating activities        (180,958)        (249,125)
                                             ----------     ------------
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES

  Net cash provided (used) in investing
   activities                                        -                -
                                             ----------     ------------
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
  Borrowings                                    171,808           80,467
  Payment of borrowings                              -           (12,360)
  Proceeds from sale of stock                        -           205,575
                                             ----------     ------------
Net cash provided by financing activities       171,808          273,682
                                             ----------     ------------
NET INCREASE (DECREASE) IN CASH              $   (9,150)    $     24,557
                                             ----------     ------------











   The accompanying notes are an integral part of these financial statements

                  FIRST AMERICAN SCIENTIFIC CORP.
                      STATEMENT OF CASH FLOWS
                            (Unaudited)

                                        Period Ending
                                        ending         Year Ending
                                        September 30,  June 30
                                        1999                1999
NET INCREASE (DECREASE IN CASH
(Balance Forward)                       $  (9,150)     $    24,557

CASH - Beginning of year                   25,690            1,133
                                        ---------      -----------
CASH - End of period                    $  16,540      $    25,690
                                        =========      ===========
SUPPLEMENTAL CASHFLOW DISCLOSURES
   Interest                             $       -      $     8,787
   Income taxes                         $       -      $        -
NON-CASH INVESTING ACTIVITIES
  Common stock issued for payment on
   fixed assets                         $       -      $    31,600
  Common stock issued for payment an
   royalty agreements                   $       -      $   170,315
NON-CASH FINANCING ACTIVITIES
  Common stock issued for payment on
   patents and manufacturing rights     $       -      $   250,000
  Common stock issued for services
   rendered                             $       -      $        -
  Common stock issued for exchange
   of debt                              $       -      $ 1,634,187
  Common stock issued for payment on
   worldwide technology license
  Common stock issued for commissions   $       -      $    13,500














   The accompanying notes are an integral part of these financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                            (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp., (hereinafter "the Company"), was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing of rubber powder for industrial fillers, and has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. The Company maintains an office in Vancouver, British Columbia, Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,934,307 through Sept 30, 1999, and has a working capital deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued) Earnings (Loss) Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings
(loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At Sept 30, 1999, the Company had net operating accumulated losses of approximately $3,900,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees. The Company has no employees and utilizes consultants only at this time.

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

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                            (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Segment Reporting
The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operation or financial position. The Company's Bakersfield plant was not in operation during 1999, therefore there is no segment information required.

Revenue and Cost Recognition
Revenues are recognized when products are delivered.

Costs include all direct material and labor costs and those indirect costs related to the products. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment and accumulated depreciation.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                            (Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

                              Sept 30, 1999       June 30, 1999

Ultrasound equipment          $    872,246        $    872,246
Plant assets and equipment         687,881             687,881
Office equipment                    23,916              23,916
Leasehold improvements               5,476               5,476
Total assets                     1,589,519           1,589,519
Less accumulated depreciation     (327,567)           (327,567)
                              $  1,261,952        $  1,261,952

Depreciation and amortization expense for the year ended June 30, 1999 was $313,255. No depreciation has been taken in the first quarter. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. During 1999, the Company suspended operations at its Bakersfield location and determined that plant assets were impaired by $629,118.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years. The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization.

                                        Sept 30, 1999  June 30, 1999

Technology license                      $  1,905,000   $ 1,905,000
Patents and manufacturing rights             250,000       250,000
                                           2,155,000     2,155,000
Less accumulated amortization               (306,960)     (306,960)
                                         $ 1,848,040   $ 1,848,040

NOTE 4 - COMMON STOCK AND WARRANTS

On June 4, 1998, the Board of Directors authorized and increased common stock from 50,000,000 to 100,000,000 authorized shares.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 4 - COMMON STOCK AND WARRANTS

During 1999, the Company issued 8,010,000 shares of common stock for consulting, advertising and other services. The Company valued these services at $33,240. The Company issued 3,160,000 shares of common stock for repayment of loans from related parties totaling $99,666 and another 1,000,000 shares of common stock were issued, valued at $50,000, for partial payment of license agreements. The Company issued 4,650,000 shares of common stock for cash at $0.04 per share, thereby raising $205,575. No stock has been issued in the current year.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5% and expected life is 5 years. During the year ending June 30, 1999, the Company issued 4,750,000 common stock options which were exercised before year-end at an average price of $.019 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model. Accordingly, no compensation costs have been recognized pursuant to Financial Accounting Standard No.123.

The following is a summary of the stock options during 1998 and 1999:

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 5 - STOCK OPTIONS (continued)

                                                       Weighted
                                   Number              Average
                                   of                  Exercise
                                   Shares              Price

Outstanding at July 1, 1997          800,000           $  .001
Granted                               50,000             0.05
Exercised                            850,000              -
Outstanding at June 30, 1998              -               -
Options exercisable at
 June 30, 1998                            -               -
Weighted average fair value of
 options granted during
 year ended June 30, 1998                 -            $ 0.01
Outstanding at July 1, 1998               -               -
Granted                            3,000,000           $ 0.001
                                   1,450,000             0.06
Exercised                          4,750,000              -
Outstanding at June 30, 1999              -               -
Options exercisable at
 June 30, 1999                            -            $  -
Weighted average fair value
 of options granted during
 year ending June 30, 1999                             $ .019

NOTE 6 - RELATED PARTIES

Certain consultants who received common stock under the Company's non-qualified stock option plan are Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of board of directors who provided services to the Company.

At June 30, 1998, the Company had a short-term note payable for $80,000 to Jacqueline Lovelock, a related party to the Chairman and Executive Officer of the Company. In repayment of this loan, the Company issued 1,600,000 shares of common stock.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 7 -  COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. It leased 1,000 square feet of office space at 409 Granville Street, Suite 303, Vancouver, British Columbia V6C 1T2 from LCM Equities, Inc. This lease expired July 31, 1998. The Company negotiated a new three-year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003, also at 409 Granville Street in Vancouver

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which required payments of $2,000 per month, expired on April 14, 1998. Negotiations, with a proposed joint venture partner to take over this facility, are ongoing. At the present time the Company is not utilizing the facility, except for storage of equipment. No rental payments have been made since the expiration of this lease. Although the lease required the Company to carry insurance on the facility, the Company has elected to self-insure this location until the facility re-opens.

In October 1996, the Company signed a three-year lease for a 1996 Ford truck. The lease, which required monthly payments of $766, was recorded as an operating lease. During 1998, the Company cancelled the lease and forfeited the deposit of $7,058.

Technology License
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Sonic Disintegration Equipment
(SDM) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since this initial agreement, modifications have been made to the first SDM machine, bringing its total cost to $440,740.

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

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 7 -  COMMITMENTS AND CONTINGENCIES (continued)

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

The Company made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997. However, Spectrasonic is a related party and no action has been taken against the Company and the terms of the agreement have been extended indefinitely without interest. At June 30, 1999, the balance owing on this agreement was $302,000 and subsequent to the year end, a cash payment reduced the balance to $200,000. The parties agreed on settlement of the balance of $200,000 for common stock of the Company.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000. The cash payment to Spectrasonic will be made at $50,000 per machine manufactured and sold by the Company.

NOTE 8 - NOTES PAYABLE

On November 15, 1996, the Company entered into a loan agreement with Huntingdon Limited in the amount of $100,000. This loan, including accrued interest of $10,000, was settled for 2,200,000 shares of common stock on March 20, 1998.

                   FIRST AMERICAN SCIENTIFIC CORP
                 NOTES TO THE FINANCIAL STATEMENTS
                        September 30, 1999
                             (Unaudited)
NOTE 8 - NOTES PAYABLE (continued)

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

NOTE 10 - SUBSEQUENT EVENTS

In September, 1999, the Company entered into an agreement with Video Movie House.com Inc, ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH for a cash consideration of $250,000. The sum of $125,000 was paid to the VMH and the balance will be paid November 30, 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the Internet. VMH will become a wholly owned subsidiary of the Company.

NOTE 11 - INVESTMENTS

In August, 1999, the Company agreed to acquire 100% of the shares of Video MovieHouse.com Inc. a company using video on demand technology for videos, DVD's, CD's and related products. Terms included a payment of $125,000 down payment and the balance due November 30, 1999. The down payment has been made.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Quarter - Ending September 30, 1999

LIQUIDITY AND CAPITAL RESOURCES

     First American Scientific (the "Company") was incorporated April 12, 1995 as a development stage company. In May 1997, it completed its pilot plant in Bakersfield, California and commenced processing of industrial minerals. The primary industrial processed was gypsum and this continued until June 30, 1998 when the Company ceased the processing because of insufficient working capital to successfully operate a plant. The operating experience confirmed that the technology worked, and the Company decided to concentrate on improving the technology and to look at other applications for its use.

     This process has continued throughout 1999, with research being carried out in Northern Ireland and in the state of Washington. The Company has also pursued sales of its KDS system, and completed its first sale in early 1999. This system is being used for the processing of contaminated wood products and has performed extremely well for the company who acquired the first system.

     The Company continues to explore marketing opportunities for the KDS system and intends to establish a KDS system in the resource industry in the near future. Negotiations are underway with a mining concern whereby the system will be used for recovery of precious metals, previously unrecoverable.

     At September 30, 1999, the Company had $16,000 in its bank account and intends to raise additional funds by loans and/or sale of common stock. The Company intends to raise funds in this manner until such time as the operations will be self-sustaining.

     The Company has raised a total of $171,808 in private loans since its year-end at June 30,1999. These funds were used to invest in a new video movie house company, which the Company has agreed to acquire for $250,000. To date, $125,000 has been paid for the company and the balance is due November 30, 1999.

     The balance of the funds raised also allowed the company to pay down its debt to Ashford Holdings Inc and to sustain its operations.

     Agreement has been reached with Ashford Holdings Inc whereby the balance owing will be settled by issuance of common stock. This will remove the liability from the balance sheet and provide the Company with all patent and related materials.

     The Company continues to settle its accounts payable resulting from its operation in Bakersfield California. These debts presently amount to $265,000 and the Company intends to settle these to the best of its ability. The Company is currently negotiating with several creditors regarding settlement.

     The working capital of the Company continues to improve as it settles its debts. Accounts payable have been reduced to $265,000 and this will represent the only debt outstanding when the Ashford Holdings Inc balance is settled. This is expected to complete by November 30, 1999.

     Management intends to settle the outstanding loans by issuance of common shares. This matter should be resolved before December 31, 1999. The Company has sufficient liquidity to maintain its operation while it continues to seek additional financing.

RESULTS OF OPERATIONS

     The Company incurred an operating loss of $52,234 for the three months ending September 30, 1999. The Company is conscious of its operating expenses and is carefully managing its resources. In the fiscal year ending June 30, 1999, the Company spent $32,000 on research plus approximately $20,000 in travel related to its research. In the quarter ending September 30, 1999, the Company has spent approximately $6,000 in research related matters. The Company continues to identify uses for its KDS systems and is currently negotiating a joint venture with a resource company for processing of precious metals.

While the Bakersfield plant operation has been suspended, the Company has identified a location in the suburbs of Vancouver, B.C. Canada whereby it can relocate much of its equipment from Bakersfield. The Company feels it can better supervise the operation if it is closer to its administrative offices. At June 30, 1999, the Company took a write-down on some of its plant equipment in the amount of $586,955. Some of this equipment related to processing of gypsum, which the Company does not intend to carry out in the relocation of the balance of its equipment.

     While the Company continues to require additional funds to carry out its program, it continues to pursue capital, either by way of loans, sale of common stock, or a combination of both.

INFLATION

     In the quarter ending September 30, 1999, inflation has not been a factor. While inflationary forces are moderately higher now than earlier in the year, the actual inflation is immaterial and is not considered a factor in any modest capital expenditure contemplated in the near future.

QUARTER ENDED SEPTEMBER 30, 1999

     The Company had a lease on premises in Bakersfield Ca, which expired in April 1998. As there were interested parties exploring joint venture opportunities at the site, subsequent rent obligations were paid by other parties. At the moment, discussions are underway with the owner of the property in regard to movement of the assets from the property. The landowner has been most co-operative and the Company expects no problems when movement of the equipment occurs.

     Arrangements are currently being made for the movement of the Bakersfield equipment. It will be relocated to the lower mainland of Vancouver B.C. Canada. At this location, the Company will be able to demonstrate various products for customers and reduce significantly its costs in undertaking research and development.

     The loss for the first quarter ending September 30, 1999 amounted to $52,234. Research and Development costs, consulting fees and legal fees constituted the majority of these expenses.

     The Company rents office space in Vancouver B.C. Canada for approximately $1,000 per month. This is based on a lease expiring
August 31, 2001.

     All operating losses are reflected in U.S. dollars and any foreign exchange loss or gain is nominal and amounted to less than $500US. The Canadian dollar continues to trade around $0.68US and has varied only modestly over past year.

     The Company had no revenue in the first quarter but is actively pursuing KDS system sales on a variety of fronts.

FOREIGN OPERATIONS

     The Company currently has its biowaste testing site in the State of Washington and intends to move this testing to Vancouver B.C.

     The Company also intends to move its assets located in Bakersfield, California to the same testing site in Vancouver B.C.

     All corporate and administrative functions are conducted in its leases premises in Vancouver B.C.

                           EXHIBIT INDEX

Exhibit
  No.                Description

 27                  Financial Data Schedule

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 12th day of November, 1999.


FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:  /s/ Gary Burnie
     Gary Burnie. President, Secretary/Treasurer,
     Chief Financial Officer and a Member of
     the Board of Directors.