Form 10QSB
period 1999-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2000-02-14
CIK 1002822

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

          For the quarterly period ended December 31, 1999.

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

-----------------------------------------------------------------
----------------------------------------------------------------------

                              PART I

ITEM 1.   FINANCIAL STATEMENTS.

FIRST AMERICAN SCIENTIFIC CORP.
BALANCE SHEETS
ASSETS

                                        Dec 31, 1999   June 30, 1999
CURRENT ASSETS
 Cash                                   $    75,155    $    25,690
 Accounts receivable                          9,007          9,007
 Prepaid expenses                            53,500             -
                                        -----------    -----------
 TOTAL CURRENT ASSETS                       137,662         34,697
                                        -----------    -----------
INVESTMENTS
 Securities                                   1,010             -
 Other                                      250,219             -
                                        -----------    -----------
                                            251,229             -
                                        -----------    -----------
PROPERTY AND EQUIPMENT
 Ultrasound equipment                       972,246        872,246
 Plant assets and equipment                 687,881        687,881
 Office equipment                            23,916         23,916
 Leasehold improvements                       5,476          5,476
                                        -----------    -----------
                                          1,689,519      1,589,519
 Less: Accumulated depreciation            (327,567)      (327,567)
                                        -----------    -----------
                                          1,361,952      1,261,952
                                        -----------    -----------
OTHER ASSETS
 Technology licenses-net
  of amortization                         1,630,275      1,629,775
 Patents and manufacturing rights-net
  of amortization                           218,265        218,265
 Deposits                                    11,431         11,431
                                        -----------    -----------
                                          1,859,971      1,859,471
                                        -----------    -----------
TOTAL ASSETS                            $ 3,610,814    $ 3,156,120
                                        ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank overdraft                         $        -     $        -
 Accounts payable and accrued expenses      265,004        268,061
 Short term loans payable                    24,820             -
 License agreement payable-Spectrasonic
   Corp.                                         -         302,000
                                        -----------    -----------
 TOTAL CURRENT LIABILITIES                  289,824        570,061
                                        -----------    -----------


   The accompanying notes are an integral part of these financial statements.

                                1-a

FIRST AMERICAN SCIENTIFIC CORP.
BALANCE SHEETS - CONTINUED

                                        Dec 31, 1999   June 30, 1999
COMMITMENTS AND CONTINGENCIES                    -              -

STOCKHOLDERS' EQUITY
 Common stock - $.001 par value
  100,000,000 shares authorized,
  97,746,018 and 66,146,018 shares
  issued, respectively                       97,746         66,146
Additional paid-in capital                7,218,450      6,399,031
 Stock options receivable                        -              -
Accumulated deficit                      (3,998,160)    (3,882,072)
Accumulated other comprehensive income        2,954          2,954
                                        -----------    -----------
                                          3,320,990      2,586,059
                                        -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $ 3,610,814    $ 3,156,120
                                        ===========    ===========

































    The accompanying notes am an integral pan of these financial statements.

                                1-b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   Period Ended   Year Ended
                                   Dec 31, 1999   June 30, 1999
Revenues                           $       -      $    285,399

Cost of sales                              -           106,595
                                   ----------     ------------
Gross                                      -           178,804

Operating expenses                    113,670          594,993
                                   ----------     ------------
                                     (113,670)        (416,189)

Net loss from operations             (113,670)        (416,189)

Other income (expense)
 Miscellaneous                             -               445
 Loss on impairment of assets              -          (629,118)
                                   ----------     ------------
                                     (113,670)      (1,044,862)
Extraordinary income
 Gain on debt forgiveness                  -            33,767
                                   ----------     ------------
Net loss                             (113,670)      (1,011,095)
Other comprehensive
 Foreign currency translation gain     (2,419)           2,954

Comprehensive income               $ (116,089)    $ (1,008,141)
                                   ==========     ============
Basic and diluted net loss
 per common share                  $    0.003     $       0.02
                                   ==========     ============
Weighted average number of
 common stock shares outstanding   76,760,393       55,876,015
                                   ==========     ============

















   The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 1999

                                       Additional                 Total
                     Common Stock      Paid-in      Deficit       Stockholders'
                  Shares      Amount   Capital      Accumulated   Equity
BALANCE Inception
 April 12, 1995            -  $    -   $        -   $       -     $      -

Issuance of stock
 at $0.1667 per
 share for cash     6,000,000   6,000      94,000           -       100,000

Issuance of stock
 at $0.70 per share
 for payment on
 licence agreement    250,000     250     174,750           -      175,000

Net loss for
  the period               -       -           -           (52)        (52)
                    --------- ------- -----------   ----------   ---------
BALANCE
 June 30, 1995      6,250,000   6,250     268,750          (52)    274,941

Issuance of stock
 at $0.45 per share
 for cash             600,000     600     269,400           -      270,000

Issuance of stock
 at $0.50 per share
 in lieu of payment
 on management
 contract             200,000     200      99,800           -      100,000

Issuance of stock
 at $0.50 per share
 for purchase of one
 Gypsum SDM and the
 related technology,
 per agreement      1,000,000  1,000     499,000             -     500,000

Private placement
 sale of stock at
 $1.25 per share
 for cash             74,400      74      92,926             -      93,000

Issuance of stock at
 $0.45 per share in
 settlement of debt
 conversion          380,717     381     170,942             -     171,323

Net loss for the
 year                     -       -           -        (473,369)  (473,369)
                   --------- ------- -----------     ----------  ---------
BALANCE
 June 30, 1996     8,505,117 $ 8,505 $ 1,400,913     $ (473,421) $ 935,902
                   --------- ------- -----------     ----------  ---------

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 1999

                                     Additional                   Total
                   Common Stock      Paid-in       Deficit        Stockholders'
                Shares     Amount    Capital       Accumulated    Equity
BALANCE
 June 30, 1996  8,505,117  $ 8,505   $ 1,400,913   $   (473,421)   $   935,902

Issuance of stock
 at $0.50 per
 share for payment
 technology license
 agreement     1,000,000     1,000       499,000             -         500,000

Issuance of stock
 at $0.40-$0.225
 per share
 for cash      1,057,000     1,057       691,343             -         692,400

Issuance of stock
 at $0.0875 per share
 for financing
 fees            107,440       107         9,293             -           9,400

Issuance of stock
 at $.4453 per
 share for loan
 payment       2,124,701     2,125       845,457             -         847,582

Issuance of stock
 at $0.40 per
 share for
 services        229,808       230        91,693             -          91,923

Issuance of stock
 at $0.33 per
 share for loan
 extensions     598,382        599       193,967             -         194,466

Net loss for
 the year            -          -             -     (1,324,634)     (1,324,643)
             ----------    -------   -----------  ------------     -----------
Balance, June
 30, 1997    13,622,448    $13,623   $ 3,731,471  $ (1,798,055)    $ 1,947,039
             ----------    -------   -----------  ------------     -----------







   The accompanying notes are an integral part of these financial statements.


FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 1999

                                                       Additional
                                     Common Stock      Paid-in
                              Shares         Amount    Capital
Balance, June 30, 1997        13,622,448     $ 13,623  $ 3,731,471
Issuance of stock at $.05
 - $.158 per share for
 settlement of debt           27,919,250       27,919    1,606,268
Issuance of stock at $.02
 - $.20 per share for cash     3,000,000        3,000      237,000
Issuance of stock at $.25
 for purchase of patent and
 manufacturing rights          1,000,000        1,000      249,000
Issuance of stock at $.10 -
 $.227 per share for purchase
 of Bakersfield assets           223,000          223       31,377
Issuance of stock at $.117 -
 $.05 per share for settlement
 of royalty agreement          3,011,320        3,011      167,304
Exercise of stock, options
 at $.01 per share               550,000          550        4,950
Net loss for year                     -            -            -
                              -----------    --------  -----------
Balance, June 30, 1998         49,326,018      49,326    6,027,370

Issuance of stock for services
 at $.001 - $.025 per share     8,010,000       8,010       25,230
Issuance of stock for repayment
 of debt at $.01  - $.025
 per share                      3,160,000       3,160       96,506
Issuance of stock for license
 agreement at $.05 per share    1,000,000       1,000       49,000
Issuance of stock for cash at
 $.04 per share                 4,650,000       4,650      200,925
Stock subscriptions receivable         -           -            -
Net loss for year                      -           -            -
Foreign currency translation
 gain                                  -           -            -
                              -----------    --------  -----------
Balance June 30, 1999          66,146,018      66,146    6,399,031
                              -----------    --------  -----------









   The accompanying notes are an integral part of these financial statements.

                                6-a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
December 31, 1999

                                                   Accumulated
                       Subscriptions               Other          Total
                       & Options     Accumulated   Comprehensive  Stockholders'
                       Receivable    Deficit       Income         Equity
Balance, June 30,1997  $      -      $ (1,798,055) $     -        $ 1,947,039

Issuance of stock at
 $.05 - $.158  per share
 for settlement of debt       -                -         -         1,634,187
Issuance of stock at
 $.02 - $.20 per
 share for cash          (40,000)              -         -           200,000
Issuance of stock at
 $.25 for purchase
 of patent and
 manufacturing rights         -                -         -           250,000
Issuance of stock at
 $.10 - $.227 per share
 for purchase of
 Bakersfield assets           -                -         -            31,600
Issuance of stock at $.117
 - $.05 per share for
 settlement of royalty
 agreement                    -                -         -           170,315
Exercise of stock options at
 $.01 per share           (5,500)              -         -                -

Net loss for year             -        (1,072,922)       -        (1,072,922)
                       ---------     ------------  --------      -----------
Balance, June 30, 1998   (45,500)      (2,870,977)       -         3,160,219

Issuance of stock for
 services at  $.001 -
 $.025 per share              -                -         -            33,240
Issuance of stock for
 repayment of debt at
 $.01 - $.025 per share       -                -         -            99,666
Issuance of stock for
 license agreement
 at $.05 per share            -                -         -            50,000
Issuance of stock for
 cash at $.04 per share       -                -         -           205,575
Stock subscriptions
 receivable               45,500               -         -            45,500
Net loss                       -        (1,011,095)       -         (968,932)
Foreign currency
 translation gain             -                -      2,954            2,954
                       ---------     ------------  --------      -----------
Balance,
 September 30, 1999    $      -      $ (3,882,072) $  2,954      $ 2,628,222
                       ---------     ------------  --------      -----------

The accompanying notes are an integral part of these financial statements.

                                 6-b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDERS' EQUITY
December 31, 1999

                                                       Additional
                                     Common Stock      Paid-in
                              Shares         Amount    Capital
Balance June 30, 1999          66,146,018      66,146    6,399,031

Issuance of stock for
 debt settlement at
 $0.025 per share               5,600,000       5,600      134,809

Issuance of stock
 for settlement of
 technology debt
 at $0.05                       6,000,000       6,000      294,000

Issuance of stock for
 purchase of KDS machines
 at $0.05 per share             2,000,000       2,000       98,000

Issuance of stock for
 cash at $0.015 per share       3,000,000       3,000       42,000

Issuance of stock for
 cash at $0.01 per share        1,000,000       1,000        9,000

Issuance of stock for
 cash at $0.025 per share       5,500,000       5,500      132,000

Issuance of stock for
 cash at $0.05 per share        1,000,000       1,000       49,000

Issuance of stock for
 settlement of licence
 rights                         2,500,000       2,500           -

Issuance of stock for
 services $0.01 - $0.034        5,000,000       5,000       60,610

Net loss for period ending
 December 31, 1999
                              -----------    --------  -----------
Balance
 December 31, 1999             97,746,018    $ 97,746  $ 7,218,450
                              ===========    ========  ===========







   The accompanying notes are an integral part of these financial statements.

                                7-a

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENT OF STOCKHOLDER'S EQUITY
December 31, 1999

                                                   Accumulated
                       Subscriptions               Other          Total
                       & Options     Accumulated   Comprehensive  Stockholders'
                       Receivable    Deficit       Income         Equity
Balance
 June 30, 1999         $      -      $ (3,882,072)     $  2,954  $ 2,586,058


Issuance of stock for
 debt settlement at
 $0.025 per share              -              -         -       140,409

Issuance of stock
 for settlement of
 technology debt
 at $0.05                      -              -         -       300,000

Issuance of stock for
 purchase of KDS machines
 at $0.05 per share            -              -         -       100,000

Issuance of stock for
 cash at $0.015 per share      -               -         -        45,000

Issuance of stock for
 cash at $0.01 per share       -               -         -        10,000

Issuance of stock for
 cash at $0.025 per share      -               -         -       137,500

Issuance of stock for
 cash at $0.05 per share       -               -         -        50,000

Issuance of stock for
 settlement of licence
 rights                        -              -         -         2,500

Issuance of stock for
 services $0.01 - $0.034       -               -         -        65,610

Net Loss for period ending
 December 31, 1999             -        (116,089)      -       (116,089)
                         --------  -------------  --------  -----------
Balance
 December 31, 1999             -   $  (3,998,161) $ 2,954   $ 3,320,989
                         ========  =============  =======   ===========





   The accompanying notes are an integral part of these financial statements.

                                 7-b

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS

                                        Period Ended   Year Ended
                                        Dec 31, 1999   June 30, 1999
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES
 Net income (loss)                      $ (113,670)    $ (1,011,095)
 Depreciation and amortization                  -           313,255
 Impairment of assets                           -           629,118
 Adjustments to reconcile net loss
  to net cash used by operations:
   Services paid by issuance of stock       11,360           33,240
   Decrease (Increase) in
    accounts receivable                         -
                                                            23,908
   Decrease (Increase) in inventory             -            5,500
   Decrease (Increase) in prepaid expenses      -               -
   Deposits                                     -            2,304
   (Decrease) Increase in accounts payable  (3,057)        (60,355)
   (Decrease) Increase in
    litigation reserve                          -               -
   Payment for shares for investment      (251,229)             -
   Payment on license agreements payable        -         (185,020)
                                        ----------     ------------
Net cash (used) in operating activities   (356,596)        (249,125)
                                        ----------     ------------
CASH FLOWS PROVIDED (USED) IN
 INVESTING ACTIVITIES

Net cash provided (used) in
 investing activities                           -                -
                                        ----------     ------------
CASH FLOWS PROVIDED (USED)
 IN FINANCING ACTIVITIES
  Borrowings                                24,820           80,467
  Payments on borrowings                        -           (12,360)
  Proceeds from sales of stock             381,241          205,575
                                        ----------     ------------
Net cash provided by
 financing activities                      406,061          273,682
                                        ----------     ------------
NET INCREASE (DECREASE) IN CASH         $   49,465     $     24,557
                                        ----------     ------------





   The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
STATEMENTS OF CASH FLOWS

                                        Period Ended   Year Ended
                                        Dec 31, 1999   June 30, 1999
NET INCREASE (DECREASE) IN CASH
 (Balance forward)                      $  49,465      $    24,557

CASH - Beginning of year                   25,690            1,133
                                        ---------      -----------
CASH - End of period                    $  75,155      $    25,690
                                        =========      ===========
SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest                               $      -       $     8,787

 Income Taxes                           $      -       $        -

NON-CASH INVESTING ACTIVITIES
 Common stock issued for purchase of
  fixed assets                          $ 100,000      $    31,600
 Common stock issued for payment on
  royalty agreements                    $      -       $   170,315
 Common stock issued for payment on
  license agreement payable             $ 302,000

NON-CASH FINANCING ACTIVITIES
 Common stock issued for payment on
  patents and manufacturing rights      $     500      $   250,000
 Common stock issued for
  services rendered                     $  11,360      $        -
 Common stock issued for exchange
  of debt                               $ 140,409      $ 1,634,187
 Common stock issued for payment
  on worldwide technology license       $     500      $        -
 Common stock issued for commissions    $      -       $    13,500
 Common stock issued for
  prepaid expenses                      $  53,500      $        -

















   The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp., (hereinafter "the Company"), was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing of rubber powder for industrial fillers, and has acquired the rights to process and sell industrial products such as gypsum, limestone, and sulfur. The Company maintains an office in Vancouver, British Columbia Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $3,998,160 through Dec. 31, 1999, and has a working capital deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Provision for Taxes
At December 31, 1999, the Company had net operating accumulated losses of $3,998,160. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT - continued

                                   Dec 31, 1999   June 30, 1999
Ultrasound equipment               $    972,246   $    872,246
Plant assets and equipment              687,881        687,881
Office equipment                         23,916         23,916
Leasehold improvements                    5,476          5,476
Total assets                          1,689,519      1,589,519
Less accumulated depreciation          (327,567)      (327,567)
                                   $  1,361,952   $  1,261,952

Depreciation and amortization expense for the year ended June 30, 1999 was $313,255. No depreciation has been taken in the current year. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. During 1999, the Company suspended operations at its Bakersfield location and determined that plant assets were impaired by $629,118.

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

                                        Dec  31, 1999  June 30, 1999
Technology license                      $ 1,905,500    $ 1,905,000
Patents and manufacturing rights            250,000        250,000
                                          2,155,500      2,155,000
Less accumulated amortization              (306,960)      (306,960)
                                        $ 1,848,540    $ 1,848,040

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 4 - COMMON STOCK AND WARRANTS

On June 4, 1998, the Board of Directors authorized and increased common stock from 50,000,000 to 100,000,000 authorized shares.

During the quarter ending Dec 31, 1999, the Company issued 5,000,000 shares of common stock for consulting, advertising and other services. The Company valued these services at $65,610. The Company issued 6,000,000 shares of common stock for settlement of technology debt, valued at $300,000, 2,000,000 shares of common stock for fixed asset additions, 2,500,000 shares of common stock for settlement of license rights, and 16,100,000 shares of common stock for cash.

NOTE 5-STOCK OPTIONS

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

NOTE 6 - RELATED PARTIES

Certain consultants who received common stock under the Company's non-qualified stock option plan are Company directors and stockholders. During the quarter ending December 31, 1999, 4,725,000 shares were issued under the stock option plan to members of the board of directors who provided services to the Company.

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. The Company negotiated a three-year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003 - 409
Granville Street,  Vancouver BC

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

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

NOTE 7 -  COMMITMENTS AND CONTINGENCIES - continued

At June 30, 1999, the balance owing on this agreement was $302,000 and subsequent to the year end, a cash payment and issuance of common stock retired the balance outstanding.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000. This amount has now been settled by issuance of common stock and the Company has the sole right and ownership of the patents, and the manufacturing rights worldwide.

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

FIRST AMERICAN SCIENTIFIC CORP.
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)


NOTE 10 - SUBSEQUENT EVENTS

In September 1999, the Company entered into an agreement with Video Movie House.com Inc, ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH for a cash consideration of $250,000. The sum of $125,000 was paid to the VMH and the balance paid November 30, 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the Internet. VMH will become a wholly owned subsidiary of the Company.

NOTE 11 - INVESTMENTS

In August 1999, the Company agreed to acquire 100% of the shares of Video MovieHouse.com Inc. a company using video on demand technology for videos, DVD's, CD's and related products. Terms included a payment of $125,000 down payment and the balance, $125.000 due Nov 30, 1999. All payments have been made.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Quarter - Ending December 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

     First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 to June 1998 it operated a pilot project in Bakersfield, California which confirmed that the technology worked for industrial minerals, primarily gypsum.
A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now underway to resolve the matter.

     On December 1, 1999, the Company met all conditions of its agreements with Ashford Holdings LTD to acquire all patent rights to the technology, to acquire full ownership of the equipment located in Bakersfield, California to cancel future royalty obligations of US$450,000 and to retire the remaining debt of US$302,000 owed the patent holders. With this complete, the Company has irrevocable clear title to the KDS patents and technology.

     On November 30, 1999 the Company completed the purchase 100% of the shares of VMH VideoMovieHouse.com Inc. By making the final payment of US$125,000 and VMH VideoMovieHouse.com Inc. is now a fully owned subsidiary of the Company. Web site development is now ongoing.

     The Company's only remaining liabilities (other than a US$24,820 loan from a director which has subsequently been repaid) are the outstanding accounts payable of US$265,004 incurred from the Bakersfield operation. Settlement negotiations and counterclaims are currently underway.

     The company currently has US$75,155 cash on hand and has sufficient liquidity to maintain its operation. It will, however, continue to have a need for capital to advance its projects and plans to actively pursue fund rasing activities, either by way of loans, sale of stock or a combination of both.

RESULTS OF OPERATIONS - QUARTER ENDED DECEMBER 31, 1999

     The Company did not generate any revenue during this quarter, but has been focusing its efforts on reducing liabilities, resolving outstanding legal issues and developing a market strategy and business plan. The Company is conscious of its operating expenses and is carefully managing its resources.

     Phase I of the research and development funded by the "Radian Award Program" in Ireland was completed and it has been proven that the technology works in processing sludge at low volumes. Phase II research is now underway to attempt to refine the process to increase throughput volumes to commercially viable levels.

     Plans to move the equipment in Tonasket, Washington to Vancouver, British Columbia, Canada have been finalized for February 2000. The new location will be used as a demonstration site and sales office. Plans to relocate the equipment from Bakersfield to a mining site in Nevada are nearing completion.

INFLATION

     Inflation has not been a factor effecting currant operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

     The Company rents office space in Vancouver, British Columbia, Canada which serves as the corporate and administrative offices.
Administration site and sales office will be opened in the Vancouver area sometime in the third quarter.

EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on   its
behalf by the undersigned, thereunto duly authorized.

     Dated this 14th day of February, 2000.


                         FIRST AMERICAN SCIENTIFIC CORP.
                         (the "Registrant")


                         BY:  /s/ C.L. Kantonen
                              C.L. Kantonen, President,
                              Secretary/Treasurer, Chief Financial
                              Officer and a Member of the Board of
                              Directors