Form 10QSB
period 2000-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2000-05-15
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------



                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549
                 ----------------------------------
                              FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, $0.001 par value per share, at March 33, 2000 was 98,821,018 shares.



-----------------------------------------------------------------
-----------------------------------------------------------------

PART I

ITEM 1.   FINANCIAL STATEMENTS.

Board of Directors
First American Scientific Corp.
Vancouver, British Columbia
CANADA


                       ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of March 31, 2000, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows, for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of First American Scientific Corp.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2, the Company has sustained losses since inception and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Spokane, Washington

May 11, 2000

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

                                        March 31, 2000
ASSETS                                  (Unaudited)    June 30, 1999

CURRENT ASSETS
 Cash                                   $    172,313   $     25,690
 Accounts receivable                           9,007          9,007
 Prepaid expenses                             34,047             -
                                        ------------   ------------
     TOTAL CURRENT ASSETS                    215,367         34,697
                                        ------------   ------------
PROPERTY AND EQUIPMENT
 Property and equipment                    1,693,346      1,589,519
 Less:  Accumulated depreciation            (447,032)      (327,567)
                                        ------------   ------------
     TOTAL PROPERTY AND EQUIPMENT          1,246,314      1,261,952
                                        ------------   ------------
OTHER ASSETS
 Technology licenses and rights - net
  of amortization                          1,788,791      1,629,775
 Patents and manufacturing
  rights - net of amortization               218,265        218,265
 Deposits                                     21,431         11,431
                                        ------------   ------------
     TOTAL OTHER ASSETS                    2,028,487      1,859,471
                                        ------------   ------------
     TOTAL ASSETS                       $  3,490,168   $  3,156,120
                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses  $    189,056   $    268,061
 Short term loans payable                    216,724             -
 License agreement
  payable - Spectrasonic Corp.                    -         302,000
                                        ------------   ------------
     TOTAL CURRENT LIABILITIES               405,780        570,061
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                     -              -
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock - $.001 par value,
  100,000,000 shares authorized;
  98,821,018 and 66,146,018 shares
  issued and outstanding, respectively        98,821         66,146
 Additional paid-in capital                7,301,789      6,399,031
 Accumulated deficit                      (4,316,757)    (3,882,072)
 Accumulated other comprehensive income          535          2,954
                                        ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY            3,084,388      2,586,059
                                        ------------   ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                   $  3,490,168   $  3,156,120
                                        ============   ============






         See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


               Three Months   Three Months   Nine Months    Nine Months
               Ended          Ended          Ended          Ended
               03/31/00       03/31/99       03/31/00       03/31/99
               (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Revenues       $       -      $    51,390    $       -      $ 289,678
               ----------     -----------    ----------     ---------
Cost of Sales          -          28,553             -        106,041
               ----------     ----------     ----------     ---------
Gross Profit           -          22,837             -        183,637
               ----------     ----------     ----------     ---------
Operating
 Expenses         382,774         35,767        494,025       231,409
               ----------     ----------     ----------     ---------
Net Loss from
 Operations      (382,774)       (12,930)      (494,025)      (47,772)
               ----------     ----------     ----------     ---------
Income Taxes           -              -              -             -
               ----------     ----------     ----------     ---------
Income before
 Extraordinary
 Item            (382,774)       (12,930)      (494,025)      (47,772)
               ----------     ----------     ----------     ---------
Extraordinary Item
 Gain on debt
 forgiveness           -             -           59,340            -
               ----------     ---------      ----------     ---------
Net Loss         (382,774)      (12,930)       (434,685)      (47,772)

Other Comprehensive
 Income Foreign
 currency translation
 loss              (2,419)           -           (2,419)           -
               ----------     ---------      ----------     ---------
Comprehensive Net
 Income (Loss) $ (385,193)    $ (12,930)     $ (437,104)    $ (47,772)
               ==========     =========      ==========     =========
Basic and diluted
 net loss per
 common share  $   (0.005)    $      NIL     $   (0.005)    $   (0.001)
               ==========     ==========     ==========     ==========
Weighted average
 number of basic
 and diluted
 common stock
 shares
 outstanding   82,483,518     57,736,018     82,483,518     57,736,018
               ==========     ==========     ==========     ==========











         See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Additional     Subscriptions
                         Common Stock        Paid-in        & Options
                    Shares         Amount    Capital        Receivable

Beginning balance,
 June 30, 1998      49,326,018     $ 49,326  $ 6,027,370    $ (45,500)
Issuance of stock for
 services at $.001 -
 $.025 per share     8,010,000        8,010       25,230           -
Issuance of stock
 for repayment of
 debt at $.01 -
 $.025 per share     3,160,000        3,160       96,506           -
Issuance of stock
 for partial payment
 of license agreement
 at $.05 per share   1,000,000        1,000       49,000           -
Issuance of stock for
 cash at $.04
 per share           4,650,000        4,650      200,925           -
Stock subscriptions
 collected                  -            -            -        45,500
Net loss for year
 ended 06/30/99             -            -            -            -
Foreign currency
 translation gain           -            -            -            -
                    ----------     --------  -----------    ---------
Balance,
 June 30, 1999      66,146,018       66,146    6,399,031           -
                    ----------     --------  -----------    ---------
Issuance of stock for
 debt settlement at
 $0.025 per share    5,600,000        5,600      134,808           -
Issuance of stock for
 settlement of debt
 at $0.05 per share  6,000,000        6,000      294,000           -
Issuance of stock for
 purchase of KDS
 machines at $0.05
 per share           2,000,000        2,000       98,000           -
Issuance of stock
 for cash at $0.015
 per share           3,000,000        3,000       42,000           -
Issuance of stock
 for cash at $0.01
 per share           1,000,000        1,000        9,000           -
Issuance of stock
 for cash at $0.025
 per share           5,500,000        5,500      132,000           -
Issuance of stock
 for cash at $0.05
 per share           1,000,000        1,000       49,000           -
Issuance of stock
 for services at
 $0.001 - $0.034     8,575,000        8,575      143,950           -
Net loss for nine
 months ending
 March 31, 2000             -            -            -            -
Foreign currency
 translation loss           -            -            -            -
                    ----------     --------  -----------    ---------
Balance, 03/31/00
 (Unaudited)        98,821,018     $ 98,821  $ 7,301,789    $      -
                    ==========     ========  ===========    =========
         See accompanying notes and accountant's review report.
4-a

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Accumulated
                                             Other          Total
                              Accumulated    Comprehensive  Stockholders'
                              Deficit        Income         Equity

Beginning balance,
 June 30, 1998                $ (2,870,977)  $      -       $ 3,160,219
Issuance of stock for
 services at $.001 - $.025
 per share                              -           -            33,240
Issuance of stock for
 repayment of debt at $.01 -
 $.025 per share                        -           -            99,666
Issuance of stock for partial
 payment of license agreement
 at $.05 per share                      -           -            50,000
Issuance of stock for cash
 at $.04 per share                      -           -           205,575
Stock subscriptions collected           -           -            45,500
Net loss for year ended
 June 30, 1999                  (1,011,095)         -        (1,011,095)
Foreign currency
 translation gain                       -        2,954            2,954
                              ------------   ---------      -----------
Balance, June 30, 1999          (3,882,072)      2,954        2,586,059
                              ------------   ---------      -----------
Issuance of stock for debt
 settlement at $0.025
 per share                              -           -           140,408
Issuance of stock for
 settlement of debt at $0.05
 per share                              -           -           300,000
Issuance of stock for purchase
 of KDS machines at $0.05
 per share                              -           -           100,000
Issuance of stock for cash
 at $0.015 per share                    -           -            45,000
Issuance of stock for cash
 at $0.01 per share                     -           -            10,000
Issuance of stock for cash
 at $0.025 per share                    -           -           137,500
Issuance of stock for cash
 at $0.05 per share                     -           -            50,000
Issuance of stock for
 services at $0.001 - $0.03             -           -           152,525
Net loss for nine months
 ending March 31, 2000            (434,685)         -          (434,685)
Foreign currency
 translation loss                       -       (2,419)          (2,419)
                              ------------   ---------      -----------
Balance, March 31, 2000
 (Unaudited)                  $ (4,316,757)  $     535      $ 3,084,388
                              ============   =========      ===========








         See accompanying notes and accountant's review report

4-b

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Nine Months    Nine Months
                                             Ended          Ended
                                             03/31/00       03/31/99
                                             (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED (USED) IN
 OPERATING ACTIVITIES
 Net income (loss)                           $ (437,104)    $ (47,772)
 Depreciation and amortization                  211,168            -
 Debt forgiveness                               (59,380)           -
 Stock exchanged for accounts payable           140,409            -
 Adjustments to reconcile net loss
  to net cash used by operations:
  Services paid by issuance of stock            118,478            -
  Decrease (increase) in accounts receivable         -         78,415
  Decrease (increase) in inventory                   -          5,500
  Decrease (increase) in prepaid expenses            -             -
  Decrease (increase) in deposits               (10,000)           -
  (Decrease) increase in accounts payable       (79,005)      (28,848)
                                             ----------     ---------
Net cash provided (used) by
 operating activities                          (115,434)        7,295
                                             ----------     ---------
CASH FLOWS PROVIDED (USED) IN
 INVESTING ACTIVITIES
 Purchase of technology rights                 (250,219)           -
 Purchase of assets                              (3,827)           -
                                             ----------     ---------
Net cash provided (used) in
 investing activities                          (254,046)           -
                                             ----------     ---------
CASH FLOWS PROVIDED (USED)
 IN FINANCING ACTIVITIES
 Borrowings                                     275,603        19,645
 Retirement of debt                                  -        (80,000)
 Payments on  borrowings                         (2,000)      (41,061)
 Proceeds from sales of stock                   242,500        97,250
                                             ----------     ---------
Net cash provided by financing activities       516,103        (4,166)
                                             ----------     ---------
NET INCREASE (DECREASE) IN CASH              $  146,623     $   3,129
                                             ----------     ---------





















         See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                        Nine Months    Nine Months
                                        Ended          Ended
                                        March 31, 2000 March 31, 1999
                                        (Unaudited)    (Unaudited)


NET INCREASE (DECREASE) IN CASH
(Balance forward)                       $ 146,623      $  3,129

CASH - Beginning of year                   25,690         1,133
                                        ---------      --------
CASH - End of year                      $ 172,313      $  4,262
                                        =========      ========
SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest paid in cash                  $      -       $     -
                                        =========      ========
 Income taxes paid in cash              $      -       $     -
                                        =========      ========
NON-CASH INVESTING ACTIVITIES
 Common stock issued for payment on
  fixed assets                          $ 100,000      $     -

NON-CASH FINANCING ACTIVITIES
Common stock issued for
 services rendered                      $ 118,478      $     -
Common stock issued for
 prepaid services                       $  34,047      $     -
Common stock issued for
 exchange of debt                       $ 140,409      $ 83,750
Common stock issued for payment on
 worldwide technology license           $ 300,000      $     -
Common stock issued for commissions     $      -       $ 13,500





























         See accompanying notes and accountant's review report.

                  FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                           March 31, 2000


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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,316,757 through March 31, 2000, and has a working capital deficit. The Company, is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Earnings (Loss) Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings
(loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

                  FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At March 31, 2000 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Provision for Taxes
At March 31, 2000, the Company had net operating accumulated losses of approximately $4,300,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Impairment of Long-lived Assets
The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts.

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. It is impracticable to estimate the amount of compensation for future absences, and, accordingly, no liability has been recorded in the accompanying financial statements. The Company's policy is to recognize the costs of compensated absences when actually paid to employees, however the Company has no employees and utilizes consultants only at this time.

                  FIRST AMERICAN SCIENTIFIC CORP.
          Notes to the Consolidated Financial Statements
                            March 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company has reviewed its technology, including software and hardware, and has determined that there have been no adverse effects to the Company's operations regarding Year 2000 issues. Management also believes that Year 2000 issues should not adversely affect the ability of its clients and customers to conduct business with the Company. Any costs associated with Year 2000 compliance are expensed when incurred.

Segment Reporting
The company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 30, 1999. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operation or financial position. The Company's Bakersfield plant was not in operation during 2000, therefore there is no segment reporting required.

Revenue and Cost Recognition
Revenues are recognized when products are delivered.

Costs include all direct material and labor costs and those indirect costs related to the products. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Interim Financial Statements
The interim financial statements for the period ended March 31, 2000, included herein have not been audited, at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation.

                  FIRST AMERICAN SCIENTIFIC CORP.
          Notes to the Consolidated Financial Statements
                            March 31, 2000
NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

                                   March 31,      June 30,
                                   2000           1999

Ultrasound equipment               $   872,246    $   872,246
Plant assets and equipment             790,248        687,881
Office equipment                        25,376         23,916
Leasehold improvements                   5,476          5,476
                                   -----------    -----------
Total assets                         1,693,346      1,589,519
Less accumulated depreciated          (447,032)      (327,567)
                                   -----------    -----------
                                   $ 1,246,314    $ 1,261,952
                                   ===========    ===========

Depreciation and amortization expense for the nine month period ended March 31, 2000 was $211,168. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In 1999, the Company suspended operations at its Bakersfield location and recorded a loss on impairment of plant assets.

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

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years. The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

                                   March 31,      June 30
                                   2000           1999

Technology license and rights      $ 2,155,219    $ 1,905,000
Patents and manufacturing rights       250,000        250,000
                                   -----------    -----------
                                     2,405,219      2,155,000
Less accumulated amortization         (398,163)      (306,960)
                                   -----------    -----------
                                   $ 2,007,056    $ 1,848,040
                                   ===========    ===========

NOTE 4 - COMMON STOCK AND WARRANTS

At March 31, 2000, the Company issued 5,600,000 common stock shares in settlement of accounts payable of $140,409; 6,000,000 common stock shares in settlement of the balance due on the technology licenses of $300,000; 2,000,000 common stock shares for the purchase of two KDS machines; and 8,575,000 common stock shares for services of $152,525, of which $34,047 was considered prepaid.

                  FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            March 31, 2000


NOTE 4 - COMMON STOCK AND WARRANTS (Continued)

During the period ended March 31, 2000, the Company issued 10,500,000 common stock shares for cash totaling $242,500.

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

Stock subscriptions and options receivable of $45,500 at June 30, 1998 was paid during 1999.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements

March 31, 2000
NOTE 5 - STOCK OPTIONS

The following is a summary of stock option activity:

                                                  Weighted
                                                  Average
                                   Number         Exercise
                                   Of Shares      Price

Outstanding at July 1, 1998               -           -
Granted                            3,000,000      $ .001
                                   1,450,000        .06
Exercised                          4,750,000          -
                                   ---------      ------
Outstanding at June 30, 1999              -           -
                                   =========      ======
Options exercisable at
 June 30, 1999                            -           -
                                   =========      ======
Weighted average fair value of
 options granted during year
 ending June 30, 1999              $    0.19
                                   =========
Outstanding at July 1, 1999               -           -
                                   ---------      ------
Granted                                   -           -
Exercised                                 -           -
                                   ---------      ------
Outstanding at March 31, 2000             -           -
                                   =========      ======
Options exercisable at 03/31/00           -           -
                                   =========      ======


NOTE 6 - RELATED PARTIES

At March 31, 2000 the Company has short term loans payable with two of its shareholders in the amount of $216,724.

Certain consultants which received common stock under the Company's non-qualified stock option plan are Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,0000 shares were issued to members of board of directors who provided services to the Company.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. The Company negotiated a three-year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003 at 409
Granville Street in Vancouver, British Columbia.

                  FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            March 31, 2000
NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Lease Commitments (Continued)
In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which required payments of $2,000 per month, expired on April 14, 1998. Negotiations with a proposed joint venture partner to take over this facility are ongoing. At the present time the Company is not utilizing the facility, except for storage of equipment. No rental payments have been made since the expiration of this lease. Although the lease required the Company to carry insurance on the facility, the Company has elected to self-insure this location until the facility re-opens.

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which the Company paid by issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. The Company issued 1,000,000 common stock shares to Spectrasonic in July 1996.

The Company made payments to Spectrasonic in the amount of $193,000, but is in default on this agreement by its failure to make the remaining installments totaling $537,000 before January 2, 1997. However, Spectrasonic is a related party and no action has been taken against the Company and the terms of the agreement have been extended indefinitely without interest. At June 30, 1999, the balance owing on this agreement was $302,000. The parties subsequently agreed to settlement of the balance by the Company's issuance of 6,000,000 shares of its common stock and $2,000 cash to Spectrasonic.

                  FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            March 31, 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Technology License (Continued)
On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Micronizing Machine (SDM Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the SDM machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic will be the issuance of 1,000,000 common shares of the Company's stock at $0.25 per share plus the payment of $500,000 in increments of $50,000 per machine as manufactured and sold by the Company.

NOTE 8 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the period ended March 31, 2000, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $59,340.

NOTE 9 - SUBSIDIARY

In September, 1999, the Company entered into an agreement with Video Movie House.com Inc., ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. The sum of $125,000 was paid to VMH and the balance was paid in November 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. VMH is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 to June 1998 it operated a pilot project in Bakersfield which confirmed that the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now nearing conclusion to resolve the legal issues surrounding the matter and to regain control of the operation at the Bakersfield site.

     Since the Company irrevocably acquired all patent rights to the technology in December 1999, it has continued its research and development of the KDS system as its research site in Ireland. The research center us 100% funded by our Joint Venture partner in conjunction with the Irish government under their Radian Award program. The cost of this research has no impact on the Companies financial position.

     Development of the internet site VideoMovieHouse.com is continuing, however, due to financial priorities, limited funding has been directed to this venture until new working capital can be arranged.

     The Company continues to focus on strengthening its balance sheet. During the quarter, it has settled past accounts payable and short term debt of $100,764 by reducing outstanding accounts payable from $265,004 to $189,056 and retiring amounts due to an ex-director of $24,820. Capital for these expenditures and for ongoing expenses came from short term loans provided by several individuals. These loans, which carry no interest and no terms of repayment, will likely be converted to equity in the next quarter.

     The company currently has $172,313 cash on hand and has sufficient liquidity to maintain its operation. It will however, will continue to have a need for capital fo advance its project and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

     On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares. The resolution requires consent of a clear majority of all shareholders (50.1%) to be ratified. Polling of the shareholders is now underway.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2000

     The Company generated $53,380 in revenue during the quarter, mainly as a result of gains realized through settlement of old debt. The Company continues to f9ocus on strengthening its balance sheet, resolving outstanding legal issues and developing its marketing strategy and business plan. The Company is conscious of its operating expenses an dis carefully managing its resources.

     Phase II of the research and development funded by the "Radian Award Program" in Ireland is well underway with the development of a computer simulation model which will, when completed, be used to enhance system design and customize components for specific processes and materials.

     The KDS machine previously located in Tonasket, Washington was moved to Vancouver and is currently undergoing a complete retrofit and being made ready for use at the new Cloverdale demonstration site and sale office.

     On March 25, 2000, the Company entered into an Agreement in Principle to form a joint venture to distribute and manufacture the KDS system in the Czech Republic. Under the agreement the joint venture which will be known as First American Scientific (Europe) Corp., will be 60% owned and controlled by the Company. All funding for the venture will come from our Czech partners. The Company's solicitors are currently legalizing the agreement and attending to registering the KDS patents in the Czech Republic.

INFLATION

     Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

     The Company rents office space in Vancouver, British Columbia, Canada which serve as the corporate and administrative offices. The Vancouver demonstration site and sales office is currently under construction and will be open during the fourth quarter.


                    PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

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

     KERN ROCK V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 137938, filed on approximately July 24, 1997. It is a complaint for breach of contract and accompanying causes of action seeking payment for labor performed. A settlement was reached in this matter whereby the Company agreed to pay $2,000 per month until a total of $11,634.96 is paid to plaintiff. The parties entered into a stipulation for entry of judgment to be filed only if the Company defaulted on the payment plan. The Company has not made full payment and plaintiff has entered a judgment pursuant to a stipulation for entry of judgment executed in concurrence with the settlement agreement in the amount of $5,060.14. The parties have agreed to settle this cast for $3,000.

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

     GAHVEJJAN ENTERPRISES, INC. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno Municipal Court, Consolidated Fresno Judicial District, Case No. C97908858-4, filed on approximately November 17, 1997. This complaint claims breach of contract and accompanying causes of action seeking payment for goods delivered to the Company. This matter went to trial on April 2, 1998 and judgment for plaintiff was rendered in the amount $9,980.41. The judgment has been paid in full.

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

     COMMERCIAL TRADE BUREAU V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146019, filed on June 26, 1998. This complaint seeks $17,353.76, plus costs
and attorneys' fees.   The plaintiff's claim has been satisfied in full
by the Company.

     WOOD V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146901, filed on August 7, 1998. This complaint seeks $16,200. The case was set for trial on February 22, 1999, however, the matter was settled out of court $16,200 and has been paid in full.

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

     SMALL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior, Case No. 235377 RA, filed on December 26, 1997. The plaintiff sought damages for breach of contract in the amount of $29,235.48. The matter was set for trial and prior to trial a settlement agreement was entered into. The terms of the settlement required the Company to make payment in a reduced amount by a certain dated and the Company was unable to make the payments, thus pursuant to the agreement plaintiff can now, as of January 1, 1999, enter a judgment, per stipulation, in the amount of $29,037.71. The parties have agreed to settle this matter for $15,000.

     H. LIMA CO. V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior Court, Case No. 235647 AEW, filed on February 6, 1998. The plaintiff sought $69,133.62, plus interest, costs and attorneys' fees. The matter has been settled for $18,000 which has been paid in full.

     ITO PACKING CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. C98906111-0, filed on August 10,1998. The matter went to trial and judgment was rendered on January 7, 1999 in favor of the plaintiff in the amount of $9,513.34. No amount has been paid toward satisfaction of this judgment.

     QUINN CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. 613896-0, filed on July 16, 1998. This complaint seeks damages in the amount of $35,523.90 for breach of contract. The Company filed an answer asserting various defenses to the action. This matter was settled and paid in full.

     The Company has a number of commercial credit who have the ability to being actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds.

     In the event all parties are successful in their claims, the Company may be forced into bankruptcy, receivership and/or forced to cease operations.


Item 2.  Changes in Securities

     None


Item 3.  Defaults Upon Senior Securities

     None.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended March 31, 2000.


Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

(a)       The following Exhibits are attached hereto:

     27        Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K for the period ending March 31, 2000.

                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 15th day of May, 2000.

                         FIRST AMERICAN SCIENTIFIC CORP.




                         BY:  /s/ C. L. Kantonen
                              C. L. Kantonen, Chief Executive Officer