Form 10KSB
period 2000-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2000-10-12
CIK 1002822

=================================================================
                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - June 30, 2000

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class
     None

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

=====================================================================

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of June 30, 2000 was 100,821,018 .


     Documents Incorporated by Reference

     1. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996.

     2.   Form 10-K for the period ending June 30, 1996.

     3.   Form 10-K for the period ending June 30, 1997.

     4.   Form 10-K for the period ending June 30, 1998.

     5.   Form 10-K for the period ending June 30, 1999.

     6. Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 13, 1999.

     7. Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 8, 2000

                              PART I

Item 1.   BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "COMPANY") was incorporated under the laws of Nevada on April 12, 1995. Soon after incorporation, the Company acquired licensing rights to the KINETIC DISINTEGRATION SYSTEM (KDS), which is a highly refined micronizing process utilizing kinetic energy to disintegrate non-ferrous material such as rubber, glass, and various industrial minerals. The initial purpose of the Company was to develop, market, manufacture, distribute, and sell KDS equipment. The areas of interest were rubber, sludge and industrial minerals, including minerals such as gypsum, phosphates, sulfates, and nitrates. Other areas of interest were wallboard recycling, and recovery of precious metals from mineral deposits. While the initial thrust of the Company was in the area of rubber recycling and bio-waste processing, the Company has decided to focus on developing a profitable business operation based on industrial mineral recovery and processing. To this end, the Company is in the process of reconstituting three of its four KDS systems to be put back into profitable operation.
Further, subsequent to the date of these statements, the Company has contracted to build two additional machines which it intends to sell and/or put into production as part of a planned joint venture operation.The Company is actively seeking operational partners for its California plant, and has conditional agreements to process product in the Vancouver area, and on the Beau Pre Explorations Inc gold property near Victoria, British Columbia.

Technology Rights and Patents

     In June 1995, the Company executed three licensing agreements with the original owners of the technology. This first agreement licensed the processing rubber and glass. A second agreement signed in February 1996 licensed gypsum, and a third agreement in May 1996, licensed all other applications.

     In June 1997 the Company agreed to acquire the rights to all patents (either issued and or pending) and all other data pertaining to the technology and its patented process. The purchase was subject only to settlement of payments terms as agreed. The Company was unable to meet these payment conditions and the agreement fell into default.

     On May 31, 1999 the Company entered into new Amended Memorandum of Agreement with Ashford Holdings Ltd. wherein Ashford again agreed to deliver all legal and beneficial ownership of the technology, free and clear of all liens, charges and encumbrances. In return the Company agrees to pay US$150,000 plus 500,000 common shares (restricted as Reg. S stock with a one year hold period) plus 1,000,000 in stock options at $0.025 per share and a $200,000 debenture. On October 7, 1999, the parties agreed to a further amendment whereby the Company will issue
4,000,000 shares in cancellation of the debenture of $200,000.   These
payment terms were met in full on December 1, 1999 and clear title ownership of the rights and patents passed irrevocably to the Company.

     The KDS patent, issued on November 24, 1998, under U.S. patent number is 5,839,671. The patents rights extend to the following regions: Canada, United States of America, Mexico, New Zealand,
United Kingdom, European Economics Community and
Australia.

The KDS Process

      The KDS system produces extremely fine powders, from any number of raw materials or recycled product. The KDS system utilizes a highly refined process using kinetic energy technology and standing sound waves for the disintegration of materials. These fine powders referred to as MICROFINE (TM ) normally have a higher market value and are used as high performance fillers and additives in a variety of compounds and emulsions. The product produced is a extremely fine, like a talcum powder, and the process can add significant value to the host material.

     Testing at the Company's research center in Ireland has shown that the system can process bio-waste and sludge into the fine powders, and at the same time eliminate virtually all bacteria while preserving the nutrients which can then be used as a basis for making fertilizer. Further research is needed to increase throughput volumes to economically viable levels for fertilizer production, but notwithstanding the above, the process also has the potential of significant environmanal value.

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

Operations

      The Company opened a plant in California in1996 to process industrial gypsum but closed this operation in June 1998 because of lack of supply of gypsum, a resultant lack of working capital, and a dispute with its joint venture partner. The operation was not profitable at the then current gypsum market price.

     During the fiscal year ending June 30, 1999, sales were $285,000 from the sale of one KDS system. There were no sales during the year ending June 30, 2000 as the company is still in the development stage. The Company has now hired a full time Business Development Manager, and expects that, in conjunction with the opening of the demonstration site on June 29, 2000, it will be aggressively entering the marketing phase of its operations.

     Development of the Internet site VideoMovieHouse.com is continuing, with an expected launch date sometime before the end of the year 2000. The site will initially offer catalogue merchandise for sale over the Internet, and develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation.

     On March 25, 2000, the Company entered into a conditional Agreement in Principle to form a joint venture to distribute and manufacture the KDS System in the Czech Republic. Under the proposed agreement, a joint venture, which will be known as First American Scientific (Europe) Corp., will be 60 % owned and controlled by FASC. All funding for the venture will come from our Czech investors. Legal work with respect to registering the KDS patents in the Czech Republic and finalizing the agreement is now under review. However, unless FASC is assured of total patent protection, it will not permit its technology to be placed in an unprotected jurisdiction

Research & Development

     The Company entered into an agreement in September 1998 with The Green Leaf Fibre Company Ltd. (hereinafter "GlF") of Northern Ireland for GLF to conduct research and development testing within the United Kingdom, on the commercial viability of the Company's KDS system. This research continues primarily for sludge and, secondarily, for rubber processing. All costs of research in Ireland are paid for by GLF and by the Irish government under their Radian Award program .

     Research carried out in Vancouver has been with special minerals, gold tailings, wood chips, zeolite, and gyproc. All test results have been positive and have confirmed the capabilities of the equipment within the specified parameters. Improvements to the design are ongoing.

Summary of Agreements with Spectrasonic Corp. and Ashford Holdings Ltd.

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

     On February 22, 1996 the Company executed a License Agreement with Spectrasonic Corp for the exclusive rights to exploit, develop, use, manufacture, market, distribute and sell KDS systems as it relates to gypsum disintegration, disposal, recycling, remanufacturing or manufacturing, using used or raw materials. The license is for a period of 99 years. The contract price for this was US$775,000, consisting of 1,000,000 common shares at $0.50 per share, plus cash payments of

US$275,000. This contract was exclusive except for a small operator in the State of Washington who has certain rights to continue his operation. This operation has not nor will not have any significant impact on the operation of the Company.

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

     On May 31, 1999 the Company entered into a Memorandum of Agreement with Ashford Holdings Ltd. wherein Ashford agrees to deliver all legal and beneficial ownership of certain technology, free and clear of all liens, charges and encumbrances. In return the Company agrees to pay US$150,000 plus 500,000 common shares (legended as Reg. S stock with a one year hold period) plus 1,000,000 in stock options at $0.025 per share. On October 7, 1999, the parties agreed to an amendment whereby the Company will issue 4,000,000 shares in cancellation of the
debenture of $200,000.   These payment terms were met in full on
December 1, 1999 when all the above licensing agreements were cancelled and clear title ownership of the rights and patents passed irrevocably to the Company.

Market

     At June 30, 2000 the Company was not producing any KDS machines, but subsequent to that date has begun construction of two new heavy duty systems to be designed for processing mineral rock. The Company believes that testing will continue to show the system's ability to liberate precious metals from rock without the use of environmentally harmful chemicals. If successful at economically viable levels, then the Company expects a high demand for its equipment from the mining sector.

     Testing has shown that the equipment can efficiently reduce zeolite rock to a fine powder, and that such reduction significantly increases the end value of the host rock. The Company is currently discussing opportunities with several zeolite suppliers, with the view to set up a full scale production and bagging operation at the Company's Bakersfield plant.

Competition

     The Company has competition from other producers of microfine powders using various other methods of materials reduction, however, the Company believes its KDS System is superior to other systems, more efficient and less costly to operate.

Company Facilities

     The Company's corporate offices are located at 1003-409 Granville St, Vancouver BC Canada, V6C 1T2. The phone number of the Company is
(604) 681-8656 and the fax number is (604) 685-0698. The premises are leased for a three-year period commencing August 1, 1998 at a monthly rental of US$1,000.

     The Company is in the process of negotiating a new lease at 4100 Burr Street, Bakersfield, CA. 93308. where two of its KDS systems are located. The premises consist of 3 acres of land and a 5,000 square foot building. The plant is expected to re-open in October or November 2000.

     The Company is currently sub-leasing space within the confines of its equipment manufacturer's fabrication facility located at 7399 River Rd, Delta BC. The space contains a fully operational KDS system which is being used for testing new improvements and for sales demonstrations. The equipment will likely remain at that location until the new facility planned for Cloverdale, BC is ready for occupation.

Employees

     The Company currently has four full time employees, including the CEO, and several hired outside consultants who are providing legal, accounting and professional advice, technical and engineering services and investor relations services. To minimize drain on working capital, some outside consultants and the CEO are paid through stock options.

Other

     On September 1, 1999, the Company entered into a formal agreement with VMH VideoMovieHouse.com Inc. whereby the Company will purchase all of the shares of said company for US$250,000.The purchase was completed in November 1999. Web-site development was delayed due lack of working capital, but has since recommenced work on the site with the launching of the Company's internet site expected before the end of year 2000.

     On September 1, 1999, the Company acquired 100,000 shares of common stock of Lynx Express for US$1,000, but in January 2000, returned those shares to the outgoing president in lieu of canceling his shareholder advances of $ 37,500.

     During the fiscal period ending June 30, 2000, the Company settled various accounts owing by issuance of common stock.

Ashford Holdings Ltd.         $302,000  4,500,000 common shares
Spectrasonic Corp             $100,000  2,000,000 common shares
J. Lovelock                   $ 50,000  2,000,000 common shares
Jon Martin                    $ 50,000  1,000,000 common shares
C.L.Kantonen                  $ 68,000  2,000,000 common shares
Gary Burnie                   $120,000  3,000,000 common shares
Harold Bergman                $  3,750    75,000 common shares
Peter Matousek                $ 50,000  1,000,000 common shares
Ian Scott-Moncrieff           $  8,500    850,000 common shares
Kanno Group Holdings Ltd      $  7,500    150,000 common shares

RISK FACTORS

     1. Going Concern Opinion. During the fiscal year ended June 30, 2000 the Company had a net loss of US$651,125 compared to a net loss of US$1,008,141 at June 30, 1999. This significant improvement in results from operations at the plant in Bakersfield CA. was terminated. During the past year the Company concentrated on research and machine sales, both of which require far less overhead expenses. The loss in the current year has reduced the shareholders equity to $3,063,015 Total liabilities of the Company have been reduced to $196,196 compared to $570,061 at June 30, 1999. During the year, agreements were reached with Ashford Holdings Ltd. wherein their debt of $302,000 has been settled, leaving only the trade payables outstanding. While significant improvement has been achieved, the Company needs to raise new capital to cover its ongoing expenses. The Company has $59,642 held as a litigation reserve which is expected to be sufficient to settle outstanding accounts payable.

     2.  Development and Market Acceptance of New Products. The
Company's success and growth will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products, and to find and prove new uses for its equipment..

     3. Liquidity; Need for Additional Financing. The Company believes that it will need additional cash during the next twelve months. If the Company is unable to generate a positive cash flow before its cash is depleted, it will need to seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or obtain the capital on terms and conditions acceptable to it. The Company is currently suffering from a lack of liquidity although its current obligations are not significant. In spite of this, the Company continues its sales efforts while it continuously seeks out additional capital. The Company's auditors have also issued a going concern opinion. See "Financial Statements".

     4.  Dependence on Suppliers.   The Company relies on a number of
suppliers to provide certain raw materials it may be processing through its equipment. The interruption of certain sources of supply or the failure to adapt materials to the Company's changing technological requirements could impair the Company's ability to process products or cause the Company to incur costs associated with the development of alternative sources, either of which could adversely affect the Company's financial performance.

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

     7. Issuance of Additional Shares. At June 30, 2000, there were 100,821,018 shares of common stock issued or 50.45% of the 200,000,000 authorized shares of Common Stock of the Company. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders. See "Description of Securities".

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

     9. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company's Common Stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities"

     10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy"

     11.  Lack of Current Operations.   The Company did not produce any
KDS machines during the year, but has a contract in place to manufacture two new heavy-duty KDS machines which are expected to be delivered in November 2000.

     12.  Lack of Market Research.   The Company has neither conducted
nor has the Company engaged other entities to conduct market research such that management has assurance market demand exists for the transactions contemplated by the Company. See "Business"

     13. No Cash Dividends and None Anticipated. The Company has not paid any cash dividends, nor does it contemplate or anticipate paying any cash dividends upon its securities in the foreseeable future. The Company anticipates that it will use all earnings generated from operations to finance the growth of the Company. See "Description of Securities" and "Dividends"

     14. Product Liability. The Company could incur liability for product defects, which result in damage from the use of its equipment and products. Any such claims, if successful, could result in substantial losses to the Company.

     15. No Insurance Coverage. The Company, like other companies in its industry, is finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by serious error omission.

     16. Non-arms Length Transactions and Conflicts of Interest. The Company has engaged in transactions with its Officers, Directors and principal shareholders. Such transactions may be considered as not having occurred at arms length. The Company will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties. See "Business"

     17. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the participation of its sole officer and director, C Kantonen. The death or absence of Mr. Kantonen in all likelihood would result in an impairment of operations until a successor was appointed. The Company has an employment agreement with Mr. Kantonen

     18.  Lack of Key Man Insurance.   The Company has not obtained key
man life insurance on the life of its sole officer and director. The death or unavailability of its sole officer and director could have a material adverse impact on the operation of the Company. See
"Management"


ITEM 2.   PROPERTIES

     The Company owns no real property. It leases 1,000 square feet of office space at 409 Granville Street, Suite 1003, Vancouver, British Columbia V6C 1T2. The cost of this space is approximately $1,000 per month. The lease is for three years and was effective August 1, 1998.

     The Company is negotiating a lease at 4100 Burr Street, Bakersfield, California 93303, for the operation of its plant. These discussions have resulted in a conditional lease agreement that is being reviewed by our solicitor. The land consists of 100,000 square feet and the rent will be $2,000 per month.

     The Company owns four KDS machines. The first two KDS systems located in California, were acquired as part of the licensing agreement with Spectrasonic. In the fiscal year ending June 30, 2000, $ 100,000 was expended to clear all claims against the two Bakersfield units. The two other KDS systems, one in Ireland and one in Vancouver, are being used for testing, demonstrations, and in research and development.

     The Company has other fixed assets located in California including bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. These assets are part of the leasehold improvements located in Bakersfield which are currently the subject of lease negotiations. Total equipment is recorded on the balance sheet at $ 1,168,969 net of depreciation The Company also has office equipment costing $23,916 located in Vancouver.

     The Company's Technology and Patents have a recorded net book value of $ 1,952,750 USD.


ITEM  3.  LEGAL PROCEEDINGS

     No material legal proceedings are pending to which the Company is a party or of which any of the Company's property is the subject matter other than as described below. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party to any litigation other than as described below:

     PRIMECO V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District Case No. 139650, filed on approximately September 19, 1998. The claim is in the amount
$21,231.54.  SETTLED for $16,231.54

     DARCO EQUIPMENT VS. FIRST AMERICAN SCIENTIFIC CORP., Orange County Superior Court, Case No. 786408, filed on approximately November 4, 1997. The claim was for the amount of $ 13,960.58. SETTLED for
$4,000.00

     KERN ROCK V. FIRST AMERICAN SCIENTIFIC CORP., Kern County
Municipal Court, Bakersfield Judicial District, Case No. 137938, filed on approximately July 24, 1997. The claim was for the amount of $11,634.96. SETTLED for $5,060.15

     TERRAIN TECHNOLOGY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 140950, filed on approximately October 8, 1997. This claim was for $10,199. SETTLED for $5,799.92

     GAHVEJJAN ENTERPRISES, INC. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno Municipal Court, Consolidated Fresno Judicial District, Case No. C97908858-4, filed on approximately November 17, 1997. This t claims is in the amount $9,980.41. SETTLED for $2,969.18

     COMMERCIAL TRADE BUREAU V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146019, filed on June 26, 1998. This claim was for $17,353.76. SETTLED for $3,359.15

     WOOD V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146901, filed on August 7, 1998. This claim was for $16,200. SETTLED for $4,860.00

     FORD MOTOR CREDIT COMPANY V. FIRST AMERICAN SCIENTIFIC CORP.,
Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.60 and this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. SETTLEMMENT OFFER REJECTED.

     HARTWICK & HAND V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146948, filed on August 10, 1998. This claim was for $18,246.44. SETTLED for
$6,000.00

     SMALL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior, Case No. 235377 RA, filed on December 26, 1997. This claim was in the amount of $29,235.48. SETTLED for $15,000.00

     H. LIMA CO. V. FIRST AMERICAN SCIENTIFIC CORP., Kern County
Superior Court, Case No. 235647 AEW, filed on February 6, 1998. This claim was for $69,133.62. SETTLED for $18,000.00.

     L.A. COMMERCIAL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 144246, filed
on March 26, 1998.   This claim was in the amount of $6,885.00. SETTLED
for $2,000.00.

     ITO PACKING CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. C98906111-0, filed on August 10,1998. This claim was for $9,513.34. SETTLEMENT OFFER OF $7,000 UNDER
CONSIDERATION.

     QUINN CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County
Municipal Court, Case No. 613896-0, filed on July 16, 1998. This claim was for $35,523.90. SETTLED for $17,000.00.

     The Company has a number of other commercial creditors who have the ability to bring actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. Settlement discussions are ongoing. The company expects to settle all remaining outstanding claims during the next fiscal year.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The company submitted the matter of increasing the authorized capital from 100 million shares to 200 million shares. The proposal was passed by 54 % of the outstanding shareholders.


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     At June 30, 2000, the Company had 443 shareholders of record of its Common Stock.

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

     Quarter ended
                              High      Low
     1996
          March 31            2.13      1.63
          June 30             1.90      0.88
          September 30        0.71      0.71
          December 31         0.20      0.18
     1997
          March 31            0.16      0.12
          June 30             0.175     0.15
          September 30        0.20      0.18
          December 31         0.10      0.085
     1998
          March 31            0.065     0.055
          June 30             0.07      0.06
          September 30        0.0275    0.0225
          December 31         0.02      0.018
     1999
          March 31            0.021     0.021
          June 30             0.055     0.055
          September 30        0.0525    0.0525
          December 31         0.042     0.042
     2000
          March 31            0.540     0.540
          June 30             0.150     0.150


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

                 Year ended  Year ended   Year ended   Year ended   Year ended
                 06/30/00    06/30/99     06/30/98     06/30/97     06/30/96

Income           $   73,486  $   319,166  $   665,638  $   347,721  $       -
Cost of Sales    $       -   $   106,595  $   290,086  $   157,974  $       -
Gross Profit     $   73,486  $   212,571  $   375,552  $   189,747  $       -
Operating Expenses  724,611  $   594,993  $ 1,290,783  $ 1,514,381  $  473,369
Other expenses   $       -   $        -   $   157,691  $        -   $       -
Net Loss         $  654,292  $ 1,008,141  $ 1,072,922  $ 1,324,634  $  473,369

Accumulated Deficit:
Beginning Period $3,882,072  $ 2,870,977  $ 1,798,055  $   473,421  $       -
End of Period    $4,533,197  $ 3,882,072  $ 2,870,977  $ 1,798,055  $  473,421
Net loss per share    (0.01) $    (0.001) $     (0.05) $     (0.12) $    (0.07)
Shares
 outstanding    100,821,018   66,146,018   49,326,018   13,622,448   8,505,117

Balance Sheet Data:
Working Capital  $ (60,134)  $  (535,365) $  (863,909) $(2,320,026) $(1,987,273)
Total Assets     $3,259,212  $ 4,098,493  $ 4,314,959  $ 4,422,427  $ 2,932,278
Long-term Debt   $       -   $        -   $        -   $        -   $        -
Shareholders'
 Equity          $3,063,015  $ 2,586,057  $ 3,160,219  $ 1,947,038  $   935,902

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     The Company was incorporated April 12, 1995 as a development stage company. From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now nearing conclusion to resolve the legal issues surrounding the matter and to regain control of the property. There are two fully operational KDS machines and complete material handling systems and bagging equipment belonging to FASC on the site. which are is expected to be put back into operation before the end of calendar year 2000. The operation is expected to begin generating revenue in the early part of 2001.

     The Company irrevocably acquired all patent rights to the KDS technology in December 1999, free and clear of all encumbrances or royalty obligations. This break through has allowed the company to move forward in developing its plans for future exploitation of the technology.

     In June 2000, the company reclaimed one of its KDS systems and relocated to Vancouver, BC, where it is now being used for sales demonstrations and for testing of improvements to the technology. As soon as City permits are received, the equipment will be moved to a permanent home where it will participate in a joint venture revenue generating operation.

     Research and development of the KDS system continues at the company's research facility in Ireland. The center is 100% funded by our Joint Venture partner in conjunction with the Irish government under their Radian Award program. The primary focus of the research is de-watering and processing of bio-waste and sludge. The process has proven successful processing low volumes of material. Research continues with a view to increasing through put up to commercially viable levels. The cost of this research has no impact on the Companies financial position, and if proven successful will create significant financial opportunity for the company.

     Development of the Internet site VideoMovieHouse.com is continuing, with an expected launch date sometime before the end of the year 2000. The site will initially offer catalogue merchandise for sale over the Internet, and develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation.

     The Company continues to focus on strengthening its balance sheet and has reduced total liabilities from $570,061 at June 30, 1999 to $196,196, by the end of this fiscal period. This has increased the Company's working capital ratio from .06:1 at the end of 1999 to .7:1 at June 30, 2000. The Company continues to strive to eliminate all old trade liabilities before the end of the next fiscal year.

     The Company currently has sufficient funds on hand to maintain its operation over the short term, however, it will continue to have a need to raise capital to advance its projects and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

     On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares which was subsequently ratified by a clear majority of all shareholders. As of June 30, 2000 there were 100,821,018 shares issued.

RESULTS OF OPERATIONS - YEAR ENDED  JUNE 30,  2000

     The Company generated US$73,486 in revenue during the year, mainly as a result of gains realized through settlement of old debt. (down from $319,166 in 1999 when one machine was sold). Operating losses for the years 2000 were $654,292, mainly incurred to re-establish its operation on a sounder footing. Despite no sales in the year, this is an improvement over 1999 losses which were $1,008,141. The Company continues to focus on strengthening its balance sheet, resolving outstanding legal issues, settling old debt, and developing its marketing strategy and business plan as it moves into the next phase of its operation. The Company is conscious of its operating expenses and is carefully managing its resources.

     Phase II of the research and development funded by the "Radian Award Program" in Ireland is well underway with the development of a computer simulation model which will, when completed, be used to enhance system design and customize components for specific processes and materials.

     The KDS machine previously located in Tonasket, Washington was moved to Vancouver and is currently undergoing a complete retrofit and being made ready for use at the new Cloverdale demonstration site and sales office.

     On March 25, 2000, the Company entered into an Agreement in Principle to form a joint venture to distribute and manufacture the KDS System in the Czech Republic. Under the agreement the joint venture, which will be known as First American Scientific (Europe) Corp., will be 60% owned and controlled by FASC. All funding for the venture will come from our Czech partners. The Company's solicitors are currently reviewing the agreement and dealing with legal issues with respect to registering the KDS patents in the Czech Republic.

INFLATION

     Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

     The Company rents office space in Vancouver, British Columbia, Canada which serve as the corporate and administrative offices. The Vancouver demonstration site and sales office is expected to be open during the fourth quarter.


ITEM 8.   FINANCIAL STATEMENTS


                  FIRST AMERICAN SCIENTIFIC CORP.

                 Consolidated  Financial Statements


                         TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets                            F-2
     Consolidated Statements of Operations
     and Comprehensive Income (Loss)                        F-3
     Consolidated Statement of Stockholders' Equity         F-4
     Consolidated Statements of Cash Flows                  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-7

First American Scientific Corp.
Vancouver, British Columbia
CANADA

                    INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of First American Scientific Corp., a Nevada corporation, as of June 30, 2000 and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
September 27, 2000

                   FIRST AMERICAN SCIENTIFIC CORP.
                     CONSOLIDATED BALANCE SHEETS
ASSETS                                  June 30, 2000  June 30, 1999
CURRENT ASSETS
 Cash                                   $     42,420   $    25,690
 Accounts receivable                             -           9,007
 Trust account                                59,642           -
 Prepaid expenses                             34,000           -
                                        ------------   -----------
     TOTAL CURRENT ASSETS                    136,062        34,697
                                        ------------   -----------
PROPERTY AND EQUIPMENT
 Property and equipment                    1,693,261     1,589,519
 Less:  Accumulated depreciation            (524,292)     (327,567)
                                        ------------   -----------
     TOTAL PROPERTY AND EQUIPMENT          1,168,969     1,261,952
                                        ------------   -----------
OTHER ASSETS
 Technology rights - net of amortization   1,751,152     1,629,775
 Patents and manufacturing rights -
  net of amortization                        201,598       218,265
 Deposits                                      1,430        11,430
                                        ------------   -----------
     TOTAL OTHER ASSETS                    1,954,180     1,859,470
                                        ------------   -----------
TOTAL ASSETS                            $  3,259,211   $ 3,156,119
                                        ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses  $    196,196   $   268,061
 License agreement payable -
  Spectrasonic Corp.                             -         302,000
                                        ------------   -----------
     TOTAL CURRENT LIABILITIES               196,196       570,061
                                        ------------   -----------
COMMITMENTS AND CONTINGENCIES                    -             -
                                        ------------   -----------
STOCKHOLDERS' EQUITY
 Common stock - $.001 par value,200,000,000
  shares authorized; 100,821,018 and
  66,146,018 shares issued and outstanding,
  respectively                               100,821        66,146
 Additional paid-in capital                7,495,604     6,399,030
 Stock options and subscriptions
  receivable                                     -             -
 Accumulated deficit                      (4,533,197)   (3,882,072)
 Accumulated other comprehensive income         (213)        2,954
                                        ------------   -----------
     TOTAL STOCKHOLDERS' EQUITY            3,063,015     2,586,058
                                        ------------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $  3,259,211   $ 3,156,119
                                        ============   ===========
   The accompanying notes are an integral part of these financial statements.
                                 F-2

                   FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                        Year Ended     Year Ended
                                      June 30, 2000   June 30, 1999

REVENUES                             $          -     $     285,399

COST OF SALES                                   -           106,595
                                     --------------   -------------
GROSS PROFIT                                    -           178,804

Operating Expenses                          724,611         594,993
                                     --------------   -------------
Loss from Operations                       (724,611)       (416,189)

Other Income (Expense)
 Miscellaneous                                  -              445
 Loss on impairment of assets                   -         (629,118)
                                     --------------   ------------
Total Other Income (Expense)                    -         (628,673)
                                     --------------   ------------
Loss Before Extraordinary Items            (724,611)    (1,044,862)

Extraordinary Item
 Gain on debt forgiveness                    73,486         33,767
                                     --------------   ------------
Loss before Income Taxes                   (651,125)    (1,011,095)

Income Taxes                                    -              -
                                     --------------   ------------
NET LOSS                                   (651,125)    (1,011,095)

Other Comprehensive Income (loss)
 Foreign currency translation gain (loss)    (3,167)         2,954
                                     --------------   ------------

Comprehensive Net Loss               $     (654,292)  $ (1,008,141)
                                     ==============   ============

Basic and diluted net loss per
 common share                        $        (0.01)  $      (0.01)
                                     ==============   ============
Weighted average number of
 basic and diluted common stock
 shares outstanding                      88,512,685     55,876,015
                                     ==============   ============




   The accompanying notes are an integral part of these financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP.
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                Additional
                              Common Stock      Paid-in      Options
                           Shares     Amount    Capital

Balance, June 30, 1998     49,326,018 $  49,326 $  6,027,370 $
Issuance of stock for
 services at $0.001 -
 $0.025 per share           8,010,000     8,010       25,230
Issuance of stock for
 repayment of debt at
 $0.01 - $0.025 per share   3,160,000     3,160       96,506
Issuance of stock for partial
 payment of license agreement
 at $0.05 per share         1,000,000     1,000       49,000
Issuance of stock for cash
 at $0.04 per share         4,650,000     4,650      200,924
Stock subscriptions collected     -         -            -
Net loss for year ended
 June 30, 1999                    -         -            -
Foreign currency translation
 gain                             -         -            -
                          ----------- --------- ------------ -------
Balance, June 30, 1999     66,146,018    66,146    6,399,030
Issuance of options for
 consulting services              -         -            -     4,500
Exercise of stock options
 for cash at an average of
 $0.03 per share           10,600,000    10,600      319,400  (4,500)
Issuance of stock for cash
 at an average of $0.03
 per share                  7,500,000     7,500      217,500     -
Common stock issued from
 options for equipment at
 $0.05 per share            2,000,000     2,000       98,000     -
Common stock issued from
 options for services at
 $0.02 per share            9,075,000     9,075      147,675     -
Common stock issued from
 options for accounts
 payable at $0.02           1,000,000     1,000       16,500     -
Common stock issued from
 options for payment of long-term
 debt at $0.05 per share    4,500,000     4,500      297,500     -
Net loss for year ended
 June 30, 2000                    -         -            -       -
Foreign currency translation
 gain (loss)                      -         -            -       -
                          ----------- --------- ------------ -------
Balance, June 30, 2000    100,821,018 $ 100,821 $  7,495,604 $   -
                          =========== ========= ============ =======

   The accompanying notes are an integral part of theses financial statements.
                                F-4a

       22           FIRST AMERICAN SCIENTIFIC CORP.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                        Accumulated   Total
                                                        Other         Stock-
                              Subscriptions Accumulated Comprehensive holders'
                              Receivable    Deficit     Income (loss) Equity
Balance, June 30, 1998
Issuance of stock for services
 at $0.001 - $0.025 per share $ (45,500)    $(2,870,977) $        -  $3,160,219
Issuance of stock for repayment
 of debt at $0.01 - $0.025
 per share                           -               -            -      33,240
Issuance of stock for repayment
 of debt at $0.01 - $0.025 per
 share                               -               -            -      99,666
Issuance of stock for partial
 payment of license agreement
 at $0.05 per share                  -               -            -      50,000
Issuance of stock for cash
 at $0.04 per share                  -               -            -     205,574
Stock subscriptions
 collected                       45,500              -            -      45,500
Net loss for year ended
 June 30, 1999                       -       (1,011,095)          -  (1,011,095)
Foreign currency translation
 gain                                -               -         2,954      2,954
                              ---------  --------------  ----------- ----------
Balance, June 30, 1999               -       (3,882,072)       2,954  2,586,058
Issuance of options for
 consulting services                 -               -            -       4,500
Exercise of stock  options
 for cash at an average of
 $0.03 per share                     -               -            -     325,500
Issuance of stock for cash at
 an average of $0.03 per
 share                               -               -            -     225,000
Common stock issued from
 options for equipment at
 $0.05 per share                     -               -            -     100,000
Common stock issued from
 options for services at
 $0.02 per share                     -               -            -     156,750
Common stock issued from
 options for accounts
 payable at $0.02                    -               -            -      17,500
Common stock issued from
 options for payment of
 long-term debt at $0.05
 per share                           -               -           -      302,000
Net loss for year ended
 June 30, 2000                       -         (651,125)         -     (651,125)
Foreign currency translation
 gain (loss)                         -               -       (3,167)     (3,167)
                              ---------   -------------  ---------- -----------
Balance, June 30, 2000        $      -    $  (4,533,197) $     (213) $3,063,015
                              =========   =============  ==========  ==========





   The accompanying notes are an integral part of theses financial statements.


                                F-4b

                   FIRST AMERICAN SCIENTIFIC CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Year Ended     Year Ended
                                      June 30, 2000   June 30, 1999
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
 Net loss                            $   (651,125)    $  (1,011,095)
 Depreciation and amortization            340,393           313,255
 Impairment of assets                         -             629,118
 Adjustments to reconcile net loss to net cash
  used by operations:
 Forgiveness of debt                      (73,486)              -
 Services paid by issuance of stock       122,750            33,240
 Non-cash expenses                          9,007               -
 Services paid by issuance of options       4,500               -
 Amounts used from trust for accounts
  payable                                  19,121               -
 Decrease (increase) in accounts
  receivable                                  -              23,908
 Decrease (increase) in inventory             -               5,500
 Decrease (increase) in deposits              -               2,304
 (Decrease) increase in accounts payable      0             (60,355)
 (Decrease) increase in litigation
  reserve                                 (49,642)              -
 Payment on license agreements payable        -            (185,000)
                                     ------------     -------------
 Net cash (used) in operating activities (278,482)         (249,125)
                                     ------------     -------------
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
 Purchase of property, plant and
  equipment                                (3,742)              -
 Investment in technology                (248,379)              -
                                     ------------     -------------
 Net cash provided (used) in
  investing activities                   (252,121)              -
                                     ------------     -------------
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
 Borrowings                                   -              80,467
 Payments on  borrowings                      -             (12,360)
 Proceeds from sales of stock             550,500           205,575
                                     ------------     -------------
Net cash provided by financing
  activities                              550,500           273,682
                                     ------------     -------------
NET INCREASE (DECREASE) IN CASH      $     19,897     $      24,557
                                     ============     =============


   The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                        Year Ended     Year Ended
                                      June 30, 2000   June 30, 1999
NET INCREASE (DECREASE) IN CASH
     (Balance forward)                $     19,897     $     24,557

Other comprehensive income                  (3,167)            -
                                      ------------     ------------

CASH - Beginning of year                    25,690            1,133
                                      ------------     ------------
CASH - End of year                    $     42,420     $     25,690
                                      ============     ============
SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest                             $        -       $        -
                                      ============     ============
 Income Taxes                         $        -       $        -
                                      ============     ============

NON-CASH TRANSACTIONS
 Common stock issued for services
  rendered                            $    122,750     $     33,240
 Common stock issued for exchange
  of debt                             $        -       $    209,060
 Common stock issued for payment on
  worldwide technology license        $    302,000     $     50,000
 Common stock issued for commissions  $        -       $      3,300
 Common stock issued as prepaid
  consulting fees                     $     34,000     $        -
 Common stock issued for equipment    $    100,000     $        -
 Common stock issued for payment
  of accounts payable                 $     17,500     $        -















   The accompanying notes are an integral part of these financial statements.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp., (hereinafter "the Company"), was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Vancouver, British Columbia, Canada.

The Company, through its wholly owned subsidiary, is developing an internet sales site to be known as VideoMovieHouse.com. The site, which is designed to sell videos, CDs and books, and as technology advancements permit, become a virtual video rental store, is expected to be ready for launch before the year end 2000. See Note 9.

The Company's year-end is June 30th.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $4,533,197 through June 30, 2000, and has a working capital deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Derivative Instruments
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At June 30, 2000 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Trust Account
The Company has $59,642 on deposit with an attorney in California. This amount was set aside to pay negotiated settlements with vendors and suppliers.

Fair Value of Financial Instruments
The carrying amounts for cash, the trust account, marketable securities, accounts receivable, accounts payable, notes payable and accrued liabilities approximate their fair value.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account maintained in United States dollars.

Foreign Currency Translation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the year-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Provision for Taxes
At June 30, 2000, the Company had net operating accumulated losses of approximately $4,500,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees, however, the Company has no employees and utilizes consultants only at this time.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

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

Segment Reporting
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 30, 2000. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's Bakersfield plant was not engaged in any business activity. VHM, the Company's subsidiary, (see Note 9) is non-operational as of June 30, 2000. The Company has no segments engaged in business activities, at June 30, 2000, and therefore no segment reporting is required.

NOTE 3 - PROPERTY AND EQUIPMENT

Revenue and Cost Recognition
Revenues are recognized when products are delivered.

Costs include all direct material and labor costs and those indirect costs related to the products. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

                                        June 30,       June 30,
                                          2000           1999

Kinetic disintegration
equipment                             $    972,246     $   872,246
Plant assets and equipment                 687,881         687,881
Office equipment                            27,658          23,916
Leasehold improvements                       5,476           5,476
                                      ------------     -----------
Total assets                             1,693,261       1,589,519
Less accumulated depreciation             (524,292)       (327,567)
                                      ------------     -----------
                                      $  1,168,969     $ 1,261,952
                                      ============     ===========

Depreciation and amortization expense for the year ended June 30, 2000 was $340,393. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In 1999, the Company suspended operations at its Bakersfield location and recorded a loss of $629,118 on impairment of plant assets.

Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Technology licenses, patents and manufacturing rights are stated at cost. See Note 7. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years. The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

                                           June 30,    June 30,
                                             2000        1999

Technology license and rights            $  2,153,380  $  1,905,000
Patents and manufacturing rights              250,000       250,000
                                         ------------  ------------
                                            2,403,379     2,155,000
Less accumulated amortization                (450,628)     (306,960)
                                         ------------  ------------
                                         $  1,952,751  $  1,848,040
                                         ============  ============

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 4 - COMMON STOCK AND WARRANTS

At June 30, 2000, the Company issued 1,000,000 common stock shares in settlement of accounts payable of $17,500; 4,500,000 common stock shares in a settlement agreement of the balance due on the technology licenses for $225,000 (see Note 7); 2,000,000 common stock shares for the purchase of two KDS machines valued at $100,000; and 9,075,000 common stock shares for services and expenses of $156,750, of which $34,000 was considered prepaid.

During the period ended June 30, 2000, the Company issued 18,100,000 common stock shares for cash totaling $550,500.

On June 4, 1998, the Board of Directors authorized and increased common stock from 50,000,000 to 100,000,000 authorized shares.

In June 2000, an amendment to the Articles of Incorporation was approved, which increased the authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

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

NOTE 5 - STOCK OPTIONS

On June 8, 2000, the Company's board of directors approved the First American Scientific Corp. 2000 non-qualifying Stock Option Plan. This plan allows the Company to distribute up to 30,000,000 shares of common stock at $0.10 per share to persons employed or associated with the Company.

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

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 5 - STOCK OPTIONS (Continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5% and expected life is 5 years. During the year ending June 30, 1999, the Company issued 9,750,000 common stock options which were exercised before year-end at an average price of $.019 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model. Accordingly, no compensation costs have been recognized pursuant to Financial Accounting Standard No. 123.

The following is a summary of stock option activity:

                                                    Weighted
                                                    Average
                                     Number of      Exercise
                                     Shares         Price
Outstanding at July 1, 1998               -             -
Granted                             3,300,000      $  0.001
                                    7,650,000          0.06
Exercised                          (9,750,000)        0.019
                                  -----------      --------
Outstanding at June 30, 1999        1,200,000      $  0.019
                                  ===========      ========
Options exercisable at
 June 30, 1999                      1,200,000      $  0.019
                                  ===========      ========
Weighted average fair value of
 options granted during year ending
 June 30, 1999                    $     0.019
                                  ===========
Outstanding at July 1, 1999         1,200,000      $  0.019
                                  -----------      --------
Granted                            29,275,000         0.032
Exercised                         (27,175,000)        0.033
                                  -----------      --------
Outstanding at June 30, 2000        3,300,000      $  0.032
                                  ===========      ========
Options exercisable at
 June 30, 2000                      3,300,000      $  0.032

Weighted average fair value of
 options granted during year ended
 June 30, 2000                    $     0.032
                                  ===========

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 6 - RELATED PARTIES

In 2000, the Company's president and his spouse were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. See Note 5.

In 1999, certain consultants which received common stock under the Company's non-qualified stock option plan are Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of the board of directors who provided services to the Company.

The president of the Company was the former sole shareholder of Video Movie House.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 9.

During the year ended June 30, 2000, the Company purchased 100,000 share of Lynx Express, Ltd. Common stock for $1,000. This investment was given to satisfy a debt of the company with its former president during 2000. The excess of the debt over the book value of the investment, in the amount of $5,220 was recorded in the financial statements as a portion of the forgiveness of debt. See Note 8.

At June 30, 2000, the Company's president was the sole director of the Company's board of directors.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. The Company negotiated a three-year lease for 740 square feet with Morguard Investments that commenced August 1, 1998 at a monthly rental of $1,000 at Suite 1003 at 409
Granville Street in Vancouver, British Columbia.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, which required payments of $2,000 per month, expired on April 14, 1998. Negotiations with a proposed joint venture partner to operate this facility are ongoing.
At the present time, the Company is not utilizing the facility, except for storage of equipment. No rental payments have been made since the expiration of this lease. Although the lease required the Company to carry insurance on the facility, the Company has elected to self-insure this location until the facility re-opens.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Technology Patent
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since this initial agreement, modifications have been made to the first KDS machine, bringing its total cost to $440,740.

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which the Company paid by issuing to Spectrasonic 1,000,000 shares of First American common stock (with an aggregate deemed value of $500,000) and agreeing to pay $730,000 in varying installment amounts between June 30, 1996 and January 2, 1997. Although the Company issued 1,000,000 common stock shares to Spectrasonic in July 1996, the Company subsequently defaulted on this agreement by its failure to make the remaining installments totaling $537,000. Although the June 30, 1999 balance owing on this agreement was $302,000, the parties subsequently agreed to the settlement of the balance by the Company's issuance of 4,500,000 shares of its common stock to Spectrasonic. The Company recognized $77,000 in forgiveness of debt which has been recorded as additional paid-in capital.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents issued, to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine (KDS Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company's stock at $0.25 per share issued on December 1, 1999.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                            June 30,2000

NOTE 8 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the year ended June 30, 2000, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $73,486. See Note 7 for information on forgiveness of debt, recorded as additional paid-in capital.

NOTE 9 - SUBSIDIARY

In September 1999, the Company entered into an agreement with Video Movie House.com Inc., ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. The sum of $125,000 was paid to VMH and the balance was paid in November 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. VMH is a wholly owned subsidiary of the Company.

NOTES 10 - SUBSEQUENT EVENTS

The Company has issued 3,300,000 shares of common stock for $87,500 in cash subsequent to June 30, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                              PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

     The director and officer of the Company is:

Name                     Age  Position

Calvin L Kantonen        49   President, CEO, Secretary and member of
                              the Board of Directors

John Brian Nichols       62   Director and Secretary (appointed August
                              1, 2000)

     Mr Kantonen has been CEO since December 10, 1999, and upon the resignation of Gary Burnie on February 8, 2000, Mr. Kantonen became President, Secretary, Director, and Chairman of the Board. On August 1, 2000, Mr Nichols was appointed as a director and assumed the responsibility of Secretary.

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


ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation.

     The following table sets forth the compensation paid by the Company from inception through December 31, 2000, for each officer and director of the Company. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE

                                        Long-Term Compensation
                  Annual Compensation        Awards                   Payouts
Names                               Other   Under    Restricted          Other
Executive                           Annual  Options/ Shares or           Annual
Officer and                         Compen- SARs[1]  Restricted  LTIP[2] Compen-
Principal      Year  Salary  Bonus  sation  Granted  Share       Payouts sation
Position       Ended (US$)   (US$)  (US$)   (#)      Units       (US$)   (US$)

Cal Kantonen   2000  68,000  0      0       1.725MM  0           0       0
President/CEO

Gary Burnie    1999  20,000  0      0       3MM      0           0        0
(Resigned)     1998       0  0      0       0        0           0        0

Jack Lovelock  1999       0  0      0       3MM      0           0        0
(Resigned)     1998  35,000  0      0       0        0           0        0
               1997  35,000  0      0       0        0           0        0

Robert Dinning 1999       0  0      0        1MM     0           0        0
(Resigned)     1998  35,000  0      0        0       0           0        0
               1997  25,000  0      0        0       0           0        0

Richard Camuso 1999       0  0      0        0       0           0        0
(Resigned)     1998       0  0      0        0       0           0        0
               1997       0  0      0        0       0           0        0

David Camuso   1999       0  0      0        0        0          0        0
(Deceased)     1998       0  0      0        0        0          0        0
               1997       0  0      0        0        0          0        0


     The Company anticipates paying the following salaries in 2000, subject to the Company generating sufficient cashflow to pay the same:
Mr. Kantonen has agreed to accepting stock options in lieu of cash.

     Cal Kantonen   President/CEO  $ 68,000

     The Company has adopted three non-qualified incentive stock option plans. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                         Number of
               Number of  Securities
               Securities Underlying
               Underlying Options/SARs
               Options    Granted        Exercise       Number of  Expir-
               SARs       During Last    or Base        Options    ation
Name           Granted    12 Months[1]   Price ($/Sh)   Exercised  Date

Cal Kantonen   1,725,000 1,725,000       $0.034
Gary Burnie    1,000,000 1,000,000       $0.001         1,000,000  05/14/2004
Jack Lovelock  1,000,000 1,000,000       $0.001         1,000,000  05/14/2004
                           300,000       $0.001           300,000  05/14/2003
Robert Dinning 1,000,000 1,000,000       $0.001         1,000,000  05/14/2004
                           250,000       $0.001           250,000  05/14/2003

Long-Term Incentive Plan Awards.

     The Company does not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors.

     During the year, the Directors did not receive any compensation for serving as members of the Board of Directors. On July 25, the Board has adopted a plan to award 250,000 options at $ 0.025 cents and 250,000 at $ 0.10 cents to each Director and 250,000 at $0.025 plus 250,000 options at$ 0.10 to the Chairman.


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

Name and address
of owner            Shares         Position                 Percent

Cal Kantonen        4,075,000      Chairman of Board of     4.0%
1492 Frederick Rd                  Directors, President,
N Vancouver, B.C.                  Secretary/Treasurer
Canada V7K 1J 7                    and Chief Executive Officer

All officers and
directors as
a group (1)         4,075,000                               4.0%


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


<PAGE. 42

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

     On or about the 1st day of February 1998, the Company sold 295,000 shares of Common Stock in consideration of $34,498 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Knowlton Capital, Inc. and its address is 329 Brill Road, Foster, Quebec. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission

     During the fiscal year July 1, 1998 to June 30, 1999, the Company issued 16,820,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued for services, property and cash.

       During the fiscal year July 1, 1999 to June 30, 2000, the Company issued 34,575,000 shares of common stock pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued for services, debt settlement, property and cash.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K.

     None

(b)  Exhibits

     The following documents are incorporated herein by reference from the Company's Form 10 as filed with the Securities and Exchange
Commission (SEC #0-27094).

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

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission (SEC #333-06851).

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

     The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1997:

3.3       Articles of Incorporation of 521345 B.C. Ltd.

     The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1998:

3.4       Amended Articles of Incorporation.
10.9      Agreement with Green Leaf Fibre Company Ltd. (GLF)

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission (SEC #333-86995).

10.10     Nonqualifying Stock Option Plan 1999.

     The following documents are filed as part of this June 30, 1999 Form
10-K:

10.10     Agreement with Ashford Holdings, Ltd.
10.11     Agreement regarding acquisition of VMH Video MovieHouse.com,
          Inc.
10.12     Letter of Intent with Fortune Resources Corporation

     The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange
Commission (SEC #333-40234).

3.5       Amendment to the Articles of Incorporation as at June 12, 2000.
10.14     2000 Nonqualifying Stock Option Plan.

     The following documents are filed as part of this June 30, 2000 Form
10-K:

10.15     Conditional agreement with Henry Skritek, Czech Republic
27        Financial Data Schedule.

                           SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of October, 2000.

                              FIRST AMERICAN SCIENTIFIC CORP.


                              BY:  /s/ C. Kantonen
                                   C. Kantonen
                                   President, Chief Financial Officer,
                                   and Chairman of the Board of
                                   Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on this 11th day of October, 2000.


SIGNATURES               TITLE                         DATE

/s/ C. Kantonen
C. Kantonen              Chairman of the Board of      October 11, 2000
                         Directors, President,
                         Secretary/Treasurer
                         and Chief Financial Officer.