Form 10QSB
period 2000-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2000-11-15
CIK 1002822

-----------------------------------------------------------------
-----------------------------------------------------------------

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.   20549
                 ----------------------------------
                              FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000.

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

                    YES            NO x

The number of shares outstanding of the Registrant's Common
Stock, $0.001 par value per share, at September 30, 2000 was 111,671,018 shares.



-----------------------------------------------------------------
-----------------------------------------------------------------

Board of Directors
First American Scientific Corp.
Vancouver, B.C.
CANADA

                     Accountant's Review Report

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of September 30, 2000 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the three months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated September 24, 2000, but we have not performed any auditing procedures since that date.

As discussed in Note 2, the Company has sustained losses since inception and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA
November 13, 2000

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
                                        September 30,  June 30,
                                        2000           2000
ASSETS                                  (Unaudited)

CURRENT ASSETS
 Cash                                   $     61,125   $     42,420
 Trust account                                59,642         59,642
 Prepaid expenses                             92,000         34,000
                                        ------------   ------------
 TOTAL CURRENT ASSETS                        212,767        136,062
                                        ------------   ------------
PROPERTY AND EQUIPMENT
 Property and equipment                    1,693,261      1,693,261
 Less:  Accumulated depreciation            (573,681)      (524,292)
                                        ------------   ------------
 TOTAL PROPERTY AND EQUIPMENT              1,119,580      1,168,969
                                        ------------   ------------
OTHER ASSETS
 Technology rights - net of amortization   1,720,763      1,751,152
 Patents and manufacturing
  rights - net of amortization               197,397        201,598
 Deposits                                      1,430          1,430
                                        ------------   ------------
 TOTAL OTHER ASSETS                        1,919,590      1,954,180
                                        ------------   ------------
 TOTAL ASSETS                              3,251,937   $  3,259,211
                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued expenses       244,494   $    196,196
                                        ------------   ------------
 TOTAL CURRENT LIABILITIES                   244,494        196,196
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                     -              -
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock - $.001 par value,
  200,000,000 shares authorized; 111,671,018
  and 100,821,018 shares issued and
  outstanding, respectively                  111,671        100,821
 Additional paid-in capital                7,959,404      7,495,604
 Stock Options                               155,680             -
 Accumulated deficit                      (5,218,148)    (4,533,197)
 Accumulated other comprehensive income       (1,164)          (213)
                                        ------------   ------------
 TOTAL STOCKHOLDERS' EQUITY                3,007,443      3,063,015
                                        ------------   ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                      3,251,937   $  3,259,211
                                        ============   ============
       See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                        Three Months   Three Months
                                        Ended          Ended
                                        09/30/00       09/30/99


REVENUES                                $        -     $       -

COST OF SALES                                    -             -
                                        -----------    ----------
GROSS PROFIT                                     -             -

Operating Expenses                          684,951        52,235
                                        -----------    ----------
Loss before Income Taxes                   (684,951)      (52,235)

Income Taxes                                     -             -
                                        -----------    ----------
NET LOSS                                   (684,951)      (52,235)

Other Comprehensive Income (loss)
 Foreign currency translation
  gain (loss)                                  (951)           -
                                        -----------    ----------
Comprehensive Net Loss                  $  (685,902)   $  (52,235)

                                        ===========    ==========
Basic and diluted net loss
 per common share                       $    (0.006)   $   (0.001)
                                        ===========    ==========
Weighted average number of
 basic and diluted common
 stock shares outstanding               107,654,566    55,876,015
                                        ===========    ==========
















       See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Additional
                        Common Stock         Paid-in        Stock
                    Shares         Amount    Capital        Options

Balance,
 June 30, 1999      66,146,018     $  66,146 $ 6,399,030    $      -

Issuance of options
 for consulting
 services                   -             -           -         4,500

Exercise of stock
 options for cash
 at an average of
 $0.03 per share    10,600,000        10,600     319,400       (4,500)

Issuance of stock
 for cash at an
 average of $0.03
 per share           7,500,000         7,500     217,500           -

Common stock issued
 from options for
 equipment at $0.05
 per share           2,000,000         2,000      98,000           -
Common stock issued
 from options for
 services at $0.02
 per share           9,075,000         9,075     147,675           -

Common stock issued
 from options for
 accounts payable
 at $0.02            1,000,000         1,000      16,500           -

Common stock issued
 from options for
 payment of long-term
 debt at $0.05 per
 share               4,500,000         4,500     297,500           -

Net loss for year
 ended June 30, 2000         -            -           -            -

Foreign currency
 translation gain
 (loss)                      -            -           -            -
                    -----------    --------- -----------    ---------
Balance,
 June 30, 2000      100,821,018      100,821   7,495,604           -
-4a-

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Accumulated
                                        Other          Total
                         Accumulated    Comprehensive  Stockholders'
                         Deficit        Income         (loss) Equity

Balance, June 30, 1999   $ (2,923,212)  $  2,954       $ 3,544,918

Issuance of options for
 consulting services               -          -              4,500

Exercise of stock options
 for cash at an average
 of $0.03 per share                -          -            325,500

Issuance of stock for cash
 at an average of $0.03
 per share                         -          -            225,000

Common stock issued from
 options for equipment
 at $0.05 per share                -          -            100,000

Common stock issued from
 options for services at
 $0.02 per share                   -          -            156,750

Common stock issued from
 options for accounts
 payable at $0.02                  -          -             17,500

Common stock issued from
 options for payment of
 long-term debt at $0.05
 per share                         -          -            302,000

Net loss for year ended
 June 30, 2000             (1,609,985)        -         (1,609,985)

Foreign currency
 translation gain (loss)           -      (3,167)           (3,167)
                         ------------   --------       -----------
Balance, June 30, 2000     (4,533,197)      (213)        3,063,015







       See accompanying notes and accountant's review report.

-4b-                   7

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Additional
                        Common Stock         Paid-in        Stock
                    Shares         Amount    Capital        Options

Issuance of options
 for compensation and
 consulting services         -            -           -       309,680

Common stock issued
 from options for
 compensation and
 services at an
 average of $0.03
 per share            6,750,000        6,750     326,100     (100,400)

Common stock issued
 from options for
 cash and compensation
 at an average of
 $0.14 per share        400,000          400      53,600      (53,600)

Common stock issued
 from options for cash
 at $0.04 per share   2,500,000        2,500      62,500           -

Common stock issued
 for cash at $0.02
 per share            1,200,000        1,200      21,600           -

Net loss for the three
 months ended
 September 30, 2000          -            -           -            -

Foreign currency
 translation gain
 (loss)                      -            -           -            -
                    -----------    --------- -----------    ---------
Balance,
 September 30, 2000
 (Unaudited)        111,671,018    $ 111,671 $ 7,959,404    $ 155,680
                    ===========    ========= ===========    =========








       See accompanying notes and accountant's review report.

-4c-

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Accumulated
                                        Other          Total
                         Accumulated    Comprehensive  Stockholders'
                         Deficit        Income         (loss)Equity

Issuance of options for
 compensation and
 consulting services               -          -            309,680

Common stock issued from
 options for compensation
 and services at an
 average of $0.03 per
 share                             -          -            232,450

Common stock issued from
 options for cash and
 compensation at an
 average of $0.14
 per share                         -          -                400

Common stock issued from
 options for cash at
 $0.04 per share                   -          -             65,000

Common stock issued for
 cash at $0.02 per share           -          -             22,800

Net loss for the three
 months ended
 September 30, 2000          (684,951)        -           (684,951)

Foreign currency
 translation gain
 (loss)                            -        (951)             (951)
                         ------------   --------       -----------
Balance,
 September 30, 2000
 (Unaudited)             $ (5,218,148)  $ (1,164)      $ 3,007,443
                         ============   ========       ===========









       See accompanying notes and accountant's review report.

-4d-                   9

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        Three Months   Three Months
                                        Ended          Ended
                                        09/30/00       09/30/99
                                        (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED (USED) BY
 OPERATING ACTIVITIES
 Net loss                               $ (684,951)    $  (52,235)
 Depreciation and amortization              85,601             -
 Adjustments to reconcile net loss
  to net cash used by operations:
  Services paid by issuance of stock       542,130             -
  Decrease (increase) in prepaid
   expenses                                (58,000)            -
  (Decrease) increase in accounts
   payable                                  48,298         (3,000)
                                        ----------     ----------
Net cash (used) in operating activities    (66,922)       (55,235)
                                        ----------     ----------
CASH FLOWS PROVIDED (USED) BY
 INVESTING ACTIVITIES
Investment in technology                    (1,622)      (125,723)
                                        ----------     ----------
Net cash provided (used) in
 investing activities                       (1,622)      (125,723)
                                        ----------     ----------
CASH FLOWS PROVIDED (USED)
 BY FINANCING ACTIVITIES
 Payments on  borrowings                        -         171,808
 Proceeds from sales of stock               88,200             -
                                        ----------     ----------
Net cash provided by
 financing activities                       88,200        171,808
                                        ----------     ----------
NET INCREASE (DECREASE) IN CASH         $   19,656     $   (9,150)
                                        ----------     ----------
Other comprehensive income                    (951)            -
                                        ----------     ----------
CASH - Beginning of year                    42,420         25,690
                                        ----------     ----------
CASH - End of period                    $   61,125     $   16,540
                                        ==========     ==========
SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest                               $       -      $       -
                                        ==========     ==========
 Income Taxes                           $       -      $       -
                                        ==========     ==========
NON-CASH TRANSACTIONS
 Common stock issued for
 services rendered                      $  542,130     $       -

       See accompanying notes and accountant's review report.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $5,218,148 through September 30, 2000, and has a working capital deficit. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company's products. Management intends to seek new capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

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

Derivative Instruments
In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.
At September 30, 2000 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account maintained in United States dollars.

Interim Financial Statements
The interim financial statements for the period ended September 30, 2000 included herein have not been audited at the request of the Company.
They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period.
All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Provision for Taxes
At September 30, 2000, the Company had net operating accumulated losses of approximately $5,200,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees, however, the Company has no employees and utilizes consultants only at this time.

Segment Reporting
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended September 30, 2000. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's Bakersfield plant was not engaged in any business activity. VHM, the Company's subsidiary is non-operational as of September 30, 2000. (See Note 9). The Company has no segments engaged in business activities at September 30, 2000 and, therefore, no segment reporting is required.

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

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

                                   September 30,       June 30,
                                   2000                2000
Kinetic disintegration equipment   $   972,246         $   972,246
Plant assets and equipment             687,881             687,881
Office equipment                        27,658              27,658
Leasehold improvements                   5,476               5,476
                                   -----------         -----------
Total assets                         1,693,261           1,693,261
Less accumulated depreciation         (573,681)           (524,292)
                                   -----------         -----------
                                   $ 1,119,580         $ 1,168,969
                                   ===========         ===========

Depreciation and amortization expense for the three months ended September 30, 2000 was $85,601. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In 1999, the Company suspended operations at its Bakersfield location and recorded a loss of $629,118 on impairment of plant assets. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

Technology licenses, patents and manufacturing rights are stated at cost. See Note 7. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

                                   September 30,       June 30,
                                   2000                2000

Technology license and rights      $ 2,155,000         $ 2,153,380
Patents and manufacturing rights       250,000             250,000
                                   -----------         -----------
                                     2,405,000           2,403,379
Less accumulated amortization         (486,840)           (450,628)
                                   -----------         -----------
                                   $ 1,918,160         $ 1,952,751
                                   ===========         ===========

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000


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

During the three months ended September 30, 2000, the Company issued 6,750,000 shares of common stock from options valued at $326,100 for services and compensation; 400,000 shares of common stock from options valued at $54,000 of which $53,600 was for services and $400 cash; 2,500,000 shares of common stock from options for cash of $65,000 and 1,200,000 shares of common stock for cash of $22,800.

NOTE 5 - STOCK OPTIONS

On June 8, 2000, the Company's board of directors approved the First American Scientific Corp. 2000 non-qualifying Stock Option Plan. This plan allows the Company to distribute up to 30,000,000 shares of common stock at $0.10 per share to persons employed or associated with the Company.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

NOTE 5 - STOCK OPTIONS (Continued)

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

The following is a summary of stock option activity:
                                                       Weighted
                                                       Average
                                        Number of      Exercise
                                        Shares         Price

Outstanding at July 1, 1999               1,200,000    $ 0.019
Granted                                  29,275,000      0.032
Exercised                               (27,175,000)     0.033
                                        -----------    -------
Outstanding at June 30, 2000              3,300,000    $ 0.027
                                                       =======
Options exercisable at June 30, 2000      3,300,000    $ 0.027
                                        ===========    =======
Weighted average fair value of
 options granted during year
 ended June 30, 2000                    $     0.032
                                        ===========
Options outstanding at July 1, 2000       3,300,000    $ 0.027
Granted                                  10,242,000      0.135
Exercised                                (9,650,000)     0.030
                                        -----------    -------
Options outstanding at
 September 30, 2000                       3,892,000    $ 0.124
                                        ===========    =======
Options exercisable at
 September 30, 2000                       3,892,000    $ 0.124
                                        ===========    ========
Weighted average fair value of
 options granted during the three
 months ended September 30, 2000        $      0.05
                                        ===========

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000

NOTE 5 - STOCK OPTIONS (continued)

During the three months ended September 30, 2000, the Company granted 10,242,000 options of which 7,742,000 were issued for services and 2,500,000 were issued for cash.

The fair value of each option granted is estimated on the grant date was Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value; risk-free interest is 5%, volatility is 30% and expected life is 5 years. The value of these options in the amount of $309,680 is included in operating expense in the accompanying financial statements.

NOTE 6 - RELATED PARTIES

In 2000, the Company's president and his spouse were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the three months ended September 30, 2000, the president was granted another 342,000 options which has been recorded as an operating expense. See Note 5.

Certain consultants which received common stock in 1999 under the Company's non-qualified stock option plan were Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of the board of directors who provided services to the Company.

The president of the Company was the former sole shareholder of Video Movie House.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp.
See Note 9.

During the year ended June 30, 2000, the Company purchased 100,000 share of Lynx Express, Ltd. common stock for $1,000. This investment was given to satisfy a debt of the Company owed to its former president during 2000. The excess of the debt over the book value of the investment, in the amount of $5,220 was recorded in the financial statements as a portion of the forgiveness of debt. See Note 8.

At June 30, 2000, the Company's president was the sole director of the Company's board of directors. On August 1, 2000 another board member was appointed. The new board member was also appointed secretary of the Company and granted 450,000 options.

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000


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

                   FIRST AMERICAN SCIENTIFIC CORP.
           Notes to the Consolidated Financial Statements
                         September 30, 2000


NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the year ended June 30, 2000, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $73,486. See Note 7 for information on forgiveness of debt recorded as additional paid-in capital.

NOTE 9 - SUBSIDIARY

In September 1999, the Company entered into an agreement with Video Movie House.com Inc., ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. (See Note 6). The sum of $125,000 was paid to VMH and the balance was paid in November 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. VMH is a wholly owned subsidiary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 to June 1998 it operated a pilot project in Bakersfield which confirmed that the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now nearing conclusion to resolve the legal issues surrounding the matter and to regain control of the at the Bakersfield equipment. Unfortunately, negotiations in October 2000 resulted in an impass and the Company is now taking legal action to enforce its legal right to recover its equipment and for damages.

     Since the Company acquired all patent rights to the technology in December 1999, research and development of the KDS system has continued at its research site in Ireland, as well as at the newly established demonstration/testing center in Delta, BC. Testing at the Delta site is ongoing and has resulted in significant improvements to the KDS machine. Two new KDS machines are currently under construction which will incorporate all the new features.

     Development of the internet site VideoMovieHouse.com is nearing completion and currently employs three full time programmer/technicians and a project manager. The site is expected to be ready for launch before the end of the year. In August 2000, a 3000 square foot office/warehouse in Clearbrook, BC was leased to house the operation and an initial inventory was purchased.

     The Company has shifted its focus to developing and improving its products.During the quarter, approximately $ 39,000 was spent on KDS upgrades and $ 34,000 on VideoMovieHouse.com development. No further debt settlements were made, however the Company still has $59,000 set aside for that purpose. Accounts payable rose from $196,196 to $ 244,493, but all newly incurred payables are current. Capital for these expenditures and for ongoing expenses came from short term loans provided by several individuals and from outstanding options that were exersiced .

     The company currently has $120,767 cash on hand and has sufficient liquidity to maintain its operation. It will however, will continue to have a need for capital for advance its project and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

RESULTS OF OPERATIONS - QUARTER ENDED SEPTEMBER 30, 2000

     The Company generated no revenue during the quarter, the same as in the previous year, but continues to strengthen its balance sheet, resolve outstanding legal issues, improve its products and technology and develop its marketing strategy and business plan. The Company is conscious of its operating expenses and is carefully managing its resources, while at the same time investing developing its technologies. Total operating and development expenses for the quarter were $ 363,502, compared to $ 724,661 for all of last year. The increase in spending is attributable to costs related to revitalization of its equipment, expenditures for new design and product improvements, set up costs and development of VideoMovieHouse.com and legal and professional fees incurred resolving outstanding legal issues.

     Phase II of the research and development funded in part by the "Radian Award Program" in Ireland is continuing with enhancements to system design for the dewatering and processing of bio-waste. Progress is slow, but encouraging.

     The KDS machine previously located in Tonasket, Washington has been moved to Vancouver and has undergone a complete retrofit. To date, it has processed over 100 test samples of various products. From these tests design improvements have been made, and the KDS system is now able to successfully process products wood waste, mineral rock, zeolite, and gyproc of varying moisture content into desired sizes ranging from 1 millemetre to -400 mesh.

     In addition, two new improved machines are being built machines and being made ready for use, one for testing and sales demonstrations, and one to be used for processing ore from the BeauPre mine site.

     On March 25, 2000, the Company entered into an Agreement in Principle to form a joint venture to distribute and manufacture the KDS system in the Czech Republic. Under the agreement the joint venture which will be known as First American Scientific (Europe) Corp., will be 60% owned and controlled by the Company. All funding for the venture was to come from the Czech partners, however the project was stalled by the inability to adequately secure patent rights in the Czech Republic, and no funds have been received to date. Therefore, the Company's solicitors are reviewing the documentation, and the project will only move forward if patent and financial issues are resolved.

     On August 8, 2000, the company signed an agreement in principle with Beau Pre Exploratins Ltd, wherein FASC agreed to bench test ore delivered from the BeauPre gold claims through the KDS machine, and if testing proved successful, then a KDS machine would be installed on the Beau Pre mine site and any profit derived therefrom would be shared equally (50/50) by FASC and BeauPre. All initial testing has proved successful, a new machine is under construction and a final decision will be made before the end of the year.

INFLATION

     Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

     The Company rents office space in Vancouver, British Columbia, Canada which serve as the corporate and administrative offices. The temporary demonstration site and sales office is in use under a month to month sub-lease agreement, and negotiations to establish a permanent location are under consideration. In August 2000, the Company entered into a one year lease to rent 3000 square feet of office/warehouse space in Clearbrook BC to house the operation of VideoMovieHouse.com.


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

     PRIMECO V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District Case No. 139650, filed on
approximately September 19, 1998.    The claim is in the amount
$21,231.54.  SETTLED for $ 16,231.54

     DARCO EQUIPMENT VS. FIRST AMERICAN SCIENTIFIC CORP., Orange County Superior Court, Case No. 786408, filed on approximately November 4, 1997. The claim was for the amount of $ 13,960.58. SETTLED for $ 4000.00

     KERN ROCK V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 137938, filed on approximately July 24, 1997. The claim was for the amount of $11,634.96. SETTLED for $ 5060.15

     TERRAIN TECHNOLOGY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 140950, filed on approximately October 8, 1997. This claim was for $10,199. SETTLED for $ $ 5799.92

     GAHVEJJAN ENTERPRISES, INC. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno Municipal Court, Consolidated Fresno Judicial District, Case No. C97908858-4, filed on approximately November 17, 1997. This t claims is in the amount $9,980.41. SETTLED for $ 2969.18

     COMMERCIAL TRADE BUREAU V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146019, filed on June 26, 1998. This claim was for $17,353.76. SETTLED for $ 3359.15

     WOOD V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146901, filed on August 7, 1998. This claim was for $16,200. SETTLED for $ 4860.00

     FORD MOTOR CREDIT COMPANY V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.60 and this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. SETTLEMENT OFFER REJECTED

     HARTWICK & HAND V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 146948, filed on August 10, 1998. This claim was for $18,246.44. SETTLED for $ 6000.00

     SMALL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior, Case No. 235377 RA, filed on December 26, 1997. This claim was in the amount of $29,235.48. SETTLED for $ 15,000.00

     H. LIMA CO. V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Superior Court, Case No. 235647 AEW, filed on February 6, 1998. This claim was for $69,133.62. SETTLED for $ 18,000.00

     L.A. COMMERCIAL V. FIRST AMERICAN SCIENTIFIC CORP., Kern County Municipal Court, Bakersfield Judicial District, Case No. 144246, filed on
March 26, 1998.   This claim was in the amount of $6,885.00.  SETTLED for
$ 2000.00

     ITO PACKING CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County Municipal Court, Case No. C98906111-0, filed on August 10,1998. This claim was for $9,513.34. SETTLEMENT OFFER UNDER CONSIDERATION.

     QUINN CO. V. FIRST AMERICAN SCIENTIFIC CORP., Fresno County
Municipal Court, Case No. 613896-0, filed on July 16, 1998. This claim was for $35,523.90. SETTLED for $ 17,000.00

     The Company has a number of other commercial creditors who have the ability to bring actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. Settlement discussions are ongoing. The company expects to settle all remaining outstanding claims during the

     In the event all parties are successful in their claims, the Company could be forced into bankruptcy, receivership and/or forced to cease operations. The Company believes this to be unlikely and is holding $ 59,000 in reserve to cover settlement of these old debts.

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2000.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The following Exhibits are attached hereto:

     27   Financial Data Schedule

(b)  Reports on Form 8-K

     The Company has not filed any Reports on Form 8-K for the period ending September 30, 2000.


                             SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 15th day of November, 2000.

                              FIRST AMERICAN SCIENTIFIC CORP.




                              BY:  /s/ C. L. Kantonen
                                   C. L. Kantonen, Chief Executive
                                   Officer