Form 10QSB
period 2000-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2001-02-14
CIK 1002822

=====================================================================

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10QSB

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities  Exchange Act of 1934
     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

     OR

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from to

                   COMMISSION FILE NUMBER 0-27094

                  FIRST AMERICAN SCIENTIFIC CORP.
       (Exact name of registrant as specified in its charter)

NEVADA                                  88-0338315
(State of other jurisdiction            (IRS Employer Identification
of incorporation or organization)       Number)


                        409 Granville Street
                             Suite 1003
                Vancouver, British Columbia V6C 1V5
              (Address of principal executive offices)

                          (604) 681-8656
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000: 115,518,018

=====================================================================

ITEM 1.   FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC


                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp., as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the three months ended December 31, 2000 and for the six months ended December 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles generally accepted in the United States of America.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated September 27, 2000, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As discussed in Note 2, realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 7, 2001

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
                                   December 31, 2000   June 30, 2000
ASSETS(Unaudited)
CURRENT ASSETS
 Cash                                   $      4,116   $      42,420
 Trust account                                47,653          59,642
 Inventory-KDS machines                       90,000             -
 Inventory-videos                             36,000             -
 Prepaid expenses                             55,000          34,000
                                        ------------   -------------
     TOTAL CURRENT ASSETS                    232,769         136,062
                                        ------------   -------------
PROPERTY AND EQUIPMENT
 Property and equipment                    1,722,235       1,693,261
 Less:  Accumulated depreciation            (622,795)       (524,292)
                                        ------------   -------------
     TOTAL PROPERTY AND EQUIPMENT          1,099,440       1,168,969
                                        ------------   -------------
OTHER ASSETS
 Technology rights - net of amortization   1,438,752       1,502,774
 Patents and manufacturing rights -
  net of amortization                        193,196         201,596
 VideoMovieHouse technology assets           273,375         248,380
 Deposits                                      1,430           1,430
                                        ------------   -------------
     TOTAL OTHER ASSETS                    1,906,753       1,954,180
                                        ------------   -------------
TOTAL ASSETS                            $  3,238,962   $   3,259,211
                                        ============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable and accrued expenses  $    226,334   $     196,196
                                        ------------   -------------
     TOTAL CURRENT LIABILITIES               226,334         196,196
                                        ------------   -------------
COMMITMENTS AND CONTINGENCIES                    -               -
                                        ------------   -------------
STOCKHOLDERS' EQUITY
 Common stock - $.001 par value,
  200,000,000 shares authorized; 115,518,018
  and 100,821,018 shares issued and outstanding,
  respectively                               115,518         100,821
 Additional paid-in capital                8,270,713       7,495,604
 Stock options                               176,160             -
 Accumulated deficit                      (5,547,206)     (4,533,197)
 Accumulated other comprehensive income       (2,557)           (213)
                                        ------------   -------------
     TOTAL STOCKHOLDERS' EQUITY            3,012,628       3,063,015
                                        ------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $  3,238,962   $   3,259,211
                                        ============   =============
       See accompanying notes and accountant's review report.
                                F-2

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                    Three Months  Three Months  Six Months  Six Months
                    Ended         Ended         Ended       Ended
                    12-31-00      12-31-99      12-31-00    12-31-99
                   (unaudited)   (unaudited)   (unaudited) (unaudited)


REVENUES            $        -    $        -    $       -    $       -

COST OF SALES                -             -            -            -
                    ------------  ------------  -----------  -----------
GROSS PROFIT                 -             -            -            -

Operating Expenses       255,348        61,435    1,014,009      113,670
                    ------------  ------------  -----------  -----------
Loss Before Income
 Taxes                  (255,348)      (61,435)  (1,014,009)    (113,670)

Income Taxes                 -             -            -            -
                    ------------  ------------  -----------  -----------
NET LOSS                (255,348)      (61,435)  (1,014,009)    (113,670)

Other Comprehensive Loss
 Foreign currency
 translation loss         (1,393)          -         (2,344)      (2,419)
                    ------------  ------------  -----------  -----------

Comprehensive Net
 Loss               $   (256,741) $    (61,435) $(1,016,353) $  (116,089)
                    ============  ============  ===========  ===========

Basic and diluted
 net loss per common
 share              $        nil  $        nil  $     (0.01) $       nil
                    ============  ============  ===========  ===========

Weighted average number
 of basic and diluted
 common stock shares
 outstanding         114,249,308    55,879,015  110,233,233   76,760,393
                    ============  ============  ===========  ===========







       See accompanying notes an accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Additional
                                Common Stock            Paid-in     Stock
                                Shares        Amount    Capital     Options
Balance, June 30, 1999          66,146,018   $  66,146 $ 6,399,030 $    -

Issuance of options for
 consulting services                   -           -           -      4,500
Exercise of stock options for
 cash at an average of $0.03
 per share                      10,600,000      10,600     319,400   (4,500)
Issuance of stock for cash at
 an average of $0.03 per share   7,500,000       7,500     217,500      -
Common stock issued from
 options for equipment at $0.05
 per share                       2,000,000       2,000      98,000      -
Common stock issued from options
 for services at $0.02
 per share                       9,075,000       9,075     147,674      -
Common stock issued from options
 for accounts payable at $0.02   1,000,000       1,000      16,500      -
Common stock issued from options
 for payment of long-term debt
 at $0.05 per share              4,500,000       4,500     297,500      -
Net loss for year ended
 June 30, 2000                         -           -           -        -
Foreign currency translation
 gain (loss)                           -           -           -        -
                              ------------   --------- ----------- --------
Balance, June 30, 2000         100,821,018     100,821   7,495,604      -
Issuance of options for compensation
 and consulting services               -           -           -    327,657
Common stock issued for cash, compensation
 and services at an average of
 $0.05 per share                 8,007,000       8,007     481,754 (103,847)
Common stock issued for cash
 at an average of $0.02 per
 share                           2,950,000       2,950      41,100      -
Common stock issued for cash
 at an average of $0.05 per
 share                           2,000,000       2,000     103,000      -
Common stock issued for equipment
 inventory at $0.10 per share      900,000         900      89,100      -
Common stock issued for website
 development  and video inventory
 at an average of $0.07 per
 share                             840,000         840      60,155  (47,650)
Net loss for the six months ended
 December 31, 2000                     -           -           -        -
Foreign currency translation
 gain (loss)                           -           -           -        -
                              ------------   --------- ----------- --------
Balance, 12-31-00 (Unaudited)  115,518,018   $ 115,518 $ 8,270,713 $176,160
                              ============   ========= =========== ========
         See accompanying notes and accountant's review report.
                                  F-4a

FIRST AMERICAN SCIENTIFIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                               Accumulated
                                               Other           Total
                                   Accumulated Comprehensive   Stockholders'
                                   Deficit     Income (loss)   Equity

Balance, June 30, 1999          $ (2,923,212)  $       2,954   $  3,544,918
Issuance of options for
 consulting services                     -               -            4,500
Exercise of stock options for
 cash at an average of $0.03
 per share                               -               -          325,500
Issuance of stock for cash at
 an average of $0.03 per share           -               -          225,000
Common stock issued from options for
 equipment at $0.05 per share            -               -          100,000
Common stock issued from options for
 services at $0.02 per share             -               -          156,749
Common stock issued from options for
 accounts payable at $0.02               -               -           17,500
Common stock issued from options
 for payment of long-term debt
 at $0.05 per share                      -               -          302,000
Net loss for year ended
 June 30, 2000                    (1,609,985)            -       (1,609,985)
Foreign currency translation
 gain (loss)                             -            (3,167)        (3,167)
                                ------------   -------------   ------------
Balance, June 30, 2000            (4,533,197)           (213)     3,063,015

Issuance of options for compensation
 and consulting services                 -               -          327,657
Common stock issued for cash,
 compensation and services at
 an average of $0.05 per share           -               -          385,914
Common stock issued for cash at an
 average of $0.02 per share              -               -           44,050
Common stock issued for cash at
 an average of $0.05 per share           -               -          105,000
Common stock issued for equipment
 inventory at $0.10 per share            -               -           90,000
Common stock issued for website
development  and video inventory at
 an average of $0.07 per share           -               -           13,345
Net loss for the six months
 ended December 31, 2000          (1,014,009)            -       (1,014,009)
Foreign currency translation
 gain (loss)                             -            (2,344)        (2,344)
                                ------------   -------------   ------------
Balance, December 31, 2000
 (Unaudited)                    $ (5,547,206)  $      (2,557)  $  3,012,628
                                ============   =============   ============

         See accompanying notes and accountant's review report.

                                  F-4b

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             Six Months     Six Months
                                             Ended          Ended
                                             12-31-00       12-31-99
                                             (Unaudited)    (Unaudited)
CASH FLOWS USED BY OPERATING ACTIVITIES
 Net loss                                    $  (1,014,009)  $    (113,670)
 Depreciation and amortization                     170,927             -
 Options issued for services and compensation      327,657             -
 Adjustments to reconcile net loss to net cash
 used by operations:
 Services paid by issuance of stock                324,547          11,360
 Increase (decrease) in accounts payable            30,140          (3,057)
 Increase in prepaid expenses                      (21,000)            -
                                             -------------   -------------
Net cash used in operating activities             (181,738)       (105,367)
                                             -------------   -------------
CASH FLOWS USED BY INVESTING ACTIVITIES
 Purchase of equipment                              (3,300)            -
 Investment in technology                           (1,622)            -
                                             -------------   -------------
Net cash used in investing activities               (4,922)            -
                                             -------------   -------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Payments on borrowings                                -               -
 Proceeds from sales of stock                      150,700             -
                                             -------------   -------------
Net cash provided by financing activities          150,700             -
                                             -------------   -------------
NET DECREASE IN CASH                               (35,960)       (105,367)
Other comprehensive loss                            (2,344)            -
                                             -------------   -------------
CASH - Beginning of period                          42,420             -
                                             -------------   -------------
CASH - End of period                         $       4,116   $    (105,367)
                                             =============   =============
SUPPLEMENTAL CASHFLOW DISCLOSURES
 Interest expense paid                       $         -     $         -
                                             =============   =============
 Income taxes paid                           $         -     $         -
                                             =============   =============
NON-CASH TRANSACTIONS
 Common stock issued for services rendered   $     324,547   $      11,360
 Options issued for services                 $     327,657   $         -
 Stock issued for equipment inventory        $      90,000   $         -
 Stock issued for website development        $      24,995   $         -
 Stock issued for video inventory            $      36,000   $         -




         See accompanying notes and accountant's review report.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

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

The Company, through its wholly owned subsidiary, VHM, is developing an internet sales site to be known as VideoMovieHouse.com. The site, which is designed to sell videos, CDs and books, and as technology advancements permit, become a virtual video rental store, is expected to be ready for launch by March 31, 2001.

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

The Company formed 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services exclusively to First American Scientific Corp. that are eligible for Canadian research and development credits, and when feasible, operate a profitable production facility in Canada.

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

Going Concern
The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial operating losses.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
In view of these matters, realization of major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management plans include actions presently being taken to revise the Company's operating and financial requirements. Management expects these actions will provide the opportunity for the Company to continue as a going concern.

Accounting Method
The Company's financial statements are prepared using the accrual method of accounting.

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings
(loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

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

At December 31, 2000 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Fair Value of Financial Instruments
The carrying amounts for cash, the trust account, accounts payable, and accrued liabilities approximate their fair value.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account in United States dollars.

Reclassification
Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Interim Financial Statements
The interim financial statements for the period ended December 31, 2000 included herein have not been audited at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments.
The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

Provision for Taxes
At December 31, 2000, the Company had accumulated net operating losses of approximately $5,500,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

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

                 FIRST AMERICAN SCIENTIFIC CORPORATION
             Notes to the Consolidated Financial Statements
                            December 31, 2000
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences
Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company's policy is to recognize the costs of compensated absences when actually paid to employees, however, the Company has no employees and utilizes consultants only at this time.

Segment Reporting
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the fiscal year ended June 30, 2000. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. The Company's Bakersfield plant was not engaged in any business activity. Both VHM, and 521345 BC Ltd; the Company's subsidiaries, are non-operational as of December 31, 2000. (See Note 9). The Company has no segments engaged in business activities at December 31, 2000 and, therefore, no segment reporting is required.

Revenue and Cost Recognition
Revenues are recognized when products are delivered.

Costs include all direct material and labor costs and those indirect costs related to the products. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Inventory
Inventory consists of two KDS Micronex System machines valued at $45,000 each and video tapes for resale through the VideoMovieHouse website. Inventory is carried at the lower of cost or net realizable value.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:
                                   December 31,   June 30,
                                   2000           2000
Kinetic disintegration equipment   $  992,920     $  972,246
Plant assets and equipment            691,181        687,881
Office equipment                       32,658         27,658
Leasehold improvements                  5,476          5,476
                                   ----------     ----------
Total assets                        1,722,235      1,693,261
Less accumulated depreciation        (622,795)      (524,292)
                                   ----------     ----------
                                   $1,099,440     $1,168,969
                                   ==========     ==========

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Depreciation and amortization expense for the six months ended December 31, 2000 were $170,927. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. In 1999, the Company suspended operations at its Bakersfield location and recorded a loss of $629,118 on impairment of plant assets. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,230,000, which the Company paid by issuing to Spectrasonic 5,500,000 shares of First American common stock (with an aggregate deemed value of $802,000) and paid $168,000 in varying installment amounts between June 30, 1996 and January 2, 1997. The Company recognized $77,000 in forgiveness of debt, which has been recorded as additional paid-in capital.

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

                                   December 31,   June 30,
                                   2000           2000

VideoHouseMovie technology assets  $   273,375    $   248,380
Technology license and rights        1,905,000      1,905,000
Patents and manufacturing rights       250,000        250,000
                                   -----------    -----------
                                     2,428,376      2,403,380
Less accumulated amortization         (523,052)      (450,630)
                                   -----------    -----------
                                   $ 1,905,323    $ 1,952,750
                                   ===========    ===========
NOTE 4 - COMMON STOCK

By June 30, 2000, the Company had issued 1,000,000 shares of common stock in settlement of accounts payable of $17,500; 4,500,000 common stock shares in a settlement agreement of the balance due on the technology licenses for $225,000 (see Note 7); 2,000,000 common stock shares for the purchase of two KDS machines valued at $100,000; and 9,075,000 common stock shares for services and expenses of $156,750, of which $34,000 was considered prepaid.

During the year ended June 30, 2000, the Company issued 18,100,000 common stock shares for cash totaling $550,500.

On June 4, 1998, the Board of Directors increased the number of authorized shares of common stock from 50,000,000 to 100,000,000 authorized shares.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000
NOTE 4 - COMMON STOCK (continued)

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

During the six months ended December 31, 2000, the Company issued 8,007,000 shares of common stock valued at $385,914 for services, compensation and cash; 4,950,000 shares of common stock for cash of $149,050, and 900,000 shares of common stock were issued for equipment inventory valued at $90,000. An additional 840,000 shares of common stock were issued for website development valued at $24,995 and video tapes for resale valued at $36,000.

NOTE 5 - STOCK OPTIONS

On June 8, 2000, the Company's board of directors approved the First American Scientific Corp. 2000 non-qualifying Stock Option Plan. This plan allows the Company to distribute up to 30,000,000 shares of common stock at $0.20 per share to persons employed or associated with the Company.

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

The fair value of each option granted during 1999 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest rate is 5%, volatility is 30% and expected life is 5 years. During the year ending June 30, 1999, the Company issued 9,750,000 common stock options which were exercised before year-end at an average price of $.019 per share. The strike price of these options exceeds the options' minimum value calculated using the Black-Scholes model. Accordingly, no compensation costs have been recognized pursuant to Financial Accounting Standard No. 123.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 5 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

                                                       Weighted
                                                       Average
                                             Number of Exercise
                                             Shares    Price

Outstanding at July 1, 1999                 1,200,000  $  0.019
Granted                                    29,275,000     0.032
Exercised                                 (27,175,000)    0.033
                                        -------------  --------
Outstanding at June 30, 2000                3,300,000  $  0.027
                                        =============  ========
Options exercisable at
 June 30, 2000                              3,300,000  $  0.027
                                        =============  ========
Weighted average fair value of
options granted during year ended
 June 30, 2000                          $       0.032
                                        =============
Options outstanding at July 1, 2000         3,300,000  $  0.027
Granted                                    19,847,000     0.065
Exercised                                 (13,247,000)    0.042
                                        -------------  --------
Options outstanding at December 31, 2000    9,900,000  $  0.089
                                        -------------  --------
Options exercisable at December 31, 2000    9,900,000  $  0.089
                                        =============  ========
Weighted average fair value of options
 granted during the six months ended
 December 31, 2000                      $       0.065
                                        =============

During the six months ended December 31, 2000, the Company granted 19,847,000 options of which 17,347,000 were issued for services, compensation and website development. 2,500,000 were issued for cash.

The fair value of each option granted during 2000 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value; risk-free interest is 5%, volatility is 30% and expected life is 1 to 5 years. The value of these options in the amount of $327,657 is included in operating expense in the accompanying financial statements.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 6 - RELATED PARTIES

During the year ended June 30, 2000, the Company's officers, directors and board members were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the six months ended December 31, 2000, the president was granted 6,342,000 options, which have been recorded as compensation expense. See Note 5.

Certain consultants who received common stock in 1999 under the Company's non-qualified stock option plan were Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of the board of directors who provided services to the Company.

The president of the Company was the former sole shareholder of Video Movie House.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See
Note 9.

During the year ended June 30, 2000, the Company purchased 100,000 share of Lynx Express, Ltd. common stock for $1,000. This investment was made in order to satisfy a debt of the Company owed to its former president during 2000. The excess of the debt over the book value of the investment, in the amount of $5,220 was recorded in the financial statements as a portion of the forgiveness of debt. See Note 8.

At June 30, 2000, the Company's president was the sole director of the Company's board of directors. On August 1, 2000 another board member was appointed. The new board member was also appointed secretary of the Company and granted 450,000 options.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease, expired on April 14, 1998. Negotiations with a proposed joint venture partner to operate this facility have ended in dispute between the parties and operations of the plant has ceased.
It appears that the legal issues which relate to control and possession of the property and equipment are near resolution. At the present time, the Company is utilizing the facility for storage of equipment. No rental payments have been made since the expiration of this lease.

               FIRST AMERICAN SCIENTIFIC CORPORATION
           Notes to the Consolidated Financial Statements
                         December 31, 2000

NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)

Trust Account
The Company has $47,653 on deposit with an attorney in California. This amount was set aside to pay actual and prospective negotiated settlements with vendors and suppliers. See Note 8.

NOTE 8 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the year ended June 30, 2000, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $73,486. See Note 7 for information on forgiveness of debt recorded as additional paid-in capital.

NOTE 9 - SUBSEQUENT EVENT

During January 2001, 2,525,000 options were exercised for cash in the amount of $137,250. The Company's cash on hand was $89,082 at January 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS.

Year ending June 30, 2000

LIQUIDITY AND CAPITAL RESOURCES

     First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now nearing conclusion to resolve the legal issues surrounding the matter and to regain control of the property, or in the alternative, seize the equipment. There are two fully operational KDS machines and complete material handling systems and bagging equipment belonging to FASC on the site.

     The Company irrevocably acquired all patent rights to the KDS technology in December 1999, free and clear of all encumbrances or royalty obligations. This break through has allowed the company to move forward in developing its plans for future exploitation of the technology.

     In June 2000, the company reclaimed one of its KDS systems and relocated to Vancouver, BC, where it is now being used for sales demonstrations and for testing of improvements to the technology. City permits were received on February 5, 2001 and, the equipment will be moved to a permanent home where it will participate in a joint venture revenue generating operation as soon as building construction is complete.

     In August 2000, the Company signed an agreement in principle with Beau Pre Explorations Ltd. To bench test the processing of ore taken from its mineral claims located on Vancouver Island. The initial tests have proven that the KDS technology will very efficiently extract precious metal (gold) from the Beau Pre ore and negotiations are underway to finalize a joint venture agreement.

     Research and development of the KDS system continues at the company's research facility in Ireland. The center is 100 % funded by our Joint Venture partner in conjunction with the Irish government under their Radian Award program. The primary focus of the research is de-watering and processing of bio-waste and sludge. The process has proven successful processing low volumes of material. Research continues with a view to increasing through put up to commercially viable levels. The cost of this research has no impact on the Companies financial position, and if proven successful, will create significant financial opportunity for the company.

     Development of the Internet site VideoMovieHouse.com is continuing, it is expected to launch before March 31, 2001. The site will initially offer catalogue merchandise for sale over the

Internet, and develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation.

     The Company continues to focus on strengthening its balance sheet with current assets increased to $232,739 and current liabilities to $ 226,334 providing for a positive working capital ratio of 1.0 to 1. Marketing efforts are now underway with the hiring of a new sales manager February 5, 2001.

     As of January 31, 2001 the company has $ 89,082 which is deemed sufficient to maintain its operations in the short term. . It will. however, continue to have a need to raise capital to advance its projects and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

     On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares which was subsequently ratified by a clear majority of all shareholders.

RESULTS OF OPERATIONS - QUARTER ENDED December 31, 2000

     The company generated no new revenue during the quarter, but continues to focus on strengthening its balance sheet, resolving outstanding legal issues, developing its marketing strategy and business plan, and refining operating parameters for its KDS equipment. The Company is conscious of its operating expenses and is carefully managing its resources.

     Phase II of the research and development funded by the "Radian Award Program " in Ireland continues to explore ways of reducing moisture content while processing human and animal waste.

     The KDS machine located in Vancouver has been completely retrofitted and is being used to test various types of products. Several design changes to the KDS equipment have been made including the increase in power to a 300 hp motor, a new cyclone design and testing numerous different chain types. As a result of this research, the Company has found solutions to many operational hurdles posed by different material. It has developed a method for cryogenically freezing and pulverizing waste rubber into a fine powder, developed a method of efficiently extracting precious metals from mineral rock without using chemicals, and proven a process for killing bacteria and pathogens in bio-waste and animal waste sufficient to earn an EPA rating as a pesticide device. Two new method patents are currently being prepared for filing to protect the Company's inventions.

     The proposed joint venture agreement planned with an investment group in the Czech Republic has not crystallized, as conditions precedent stipulated in the agreement were not met.

     The contracts for investor relations services with G & D
Management Ltd and Novak Capital expire in the first quarter of 2001 and will not be renewed. The Company is considering new options in this area.

INFLATION

     Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

     The company rents office space in Vancouver, BC, Canada which serve as the corporate and administrative offices. The Vancouver demonstration site and sales office in Cloverdale is currently under construction and should be operational in March 2001.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February, 2001

                              FIRST AMERICAN SCIENTIFIC CORP.
                              (Registrant)

                              By:  /s/ C. Kantonen
                                   C. Kantonen, President, Chief
                                   Financial Officer and Chairman of
                                   the Board of Directors