Form 10QSB
period 2001-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2001-05-14
CIK 1002822

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0338315 (IRS Employer Identification Number)

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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 123,353,018

=====================================================================

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT=S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of March 31, 2001 and 2000 and the related consolidated statements of operations, stockholders= equity and cash flows for the three months and nine months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company=s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended June 30, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated September 27, 2000, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. As discussed in Note 2, realization of a major portion of the assets is dependent upon the Company=s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 4, 2001

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	March 31, 2001
ASSETS	(Unaudited)	June 30, 2000
CURRENT ASSETS
Cash	$111,479	$42,420
Cash in trust account	47,653	59,642
Prepaid expenses	40,000	34,000
Inventory	138,000	______-
TOTAL CURRENT ASSETS	337,132	136,062
PROPERTY AND EQUIPMENT
Property and equipment	1,728,919	1,693,261
Less: Accumulated depreciation	(737,800)	(524,292)
TOTAL PROPERTY AND EQUIPMENT	991,119	1,168,969
OTHER ASSETS
Technology licenses and rights - net of amortization	1,656,316	1,751,152
Patents and manufacturing rights - net of amortization	189,087	201,598
Video Moviehouse.com website	60,995	-
Deposits	1,430	1,430
TOTAL OTHER ASSETS	1,907,828	1,954,180
TOTAL ASSETS	$3,236,079	$3,259,211

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$207,446	$196,196
TOTAL CURRENT LIABILITIES	207,446	196,196
COMMITMENTS AND CONTINGENCIES	______-	______-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000
shares authorized; 123,353,018 and 100,821,018
shares issued and outstanding, respectively	123,353	100,821
Additional paid-in capital	8,754,125	7,495,604
Stock options and subscriptions receivable	154,294	-
Accumulated deficit	(6,000,582)	(4,533,197)
Accumulated other comprehensive income	__(2,557)	___(213)
TOTAL STOCKHOLDERS' EQUITY	3,028,633	3,063,015

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,236,079	$3,259,211
FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended March 31, 2001 (Unaudited)		Three Months Ended March 31, 2000 (Unaudited)		Nine Months Ended March 31, 2001 (Unaudited)		Nine Months Ended March 31, 2000 (Unaudited)

Revenues	$	_______-	$	_______-	$	_______-	$	_______-

Cost of Sales		_______-		_______-		_______-		_______-

Gross Profit		_______-		_______-		_______-		_______-

Operating Expenses		428,626		382,774		1,467,385		494,025

Loss from Operations		(428,626)		(382,774)		(1,467,385)		(494,025)

Income Taxes		_______-		_______-		_______-		_______-

Loss before Extraordinary Item		(428,626)		(382,774)		(1,467,385)		(494,025)

Extraordinary Item
Gain on debt forgiveness		_______-		_______-		_______-		59,340

Net Loss		(428,626)		(382,774)		(1,467,385)		(434,685)

Other Comprehensive Income (Loss)
Foreign currency translation loss		_______-		(2,419)		(2,344)		(2,419)

Comprehensive Net Loss		$(428,626)		$(385,193)		$(1,469,729)		$(437,104)

Basic and diluted net loss per common share		$(0.004)		$(0.005)		$(0.013)		$(0.005)

Weighted average number of basic and diluted common stock shares outstanding		117,594,685		82,483,518		114,941,530		82,483,518

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
		Amount	Additional Paid-in Capital	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
Balance, June 30, 1999	66,146,018	$66,146	$6,399,030	$-	$(2,923,212)	$2,954	$3,544,918
Issuance of options for consulting services	-	-	-	4,500	-	-	4,500
Exercise of stock options for cash at an average of $0.03 per share	10,600,000	10,600	319,400	(4,500)	-	-	325,500
Issuance of stock for cash at an average of $0.03 per share	7,500,000	7,500	217,500	-	-	-	225,000
Common stock issued from options for equipment at $0.05 per share	2,000,000	2,000	98,000	-	-	-	100,000
Common stock issued from options for services at $0.02 per share	9,075,000	9,075	147,674	-	-	-	156,749
Common stock issued from options for accounts payable at $0.02	1,000,000	1,000	16,500	-	-	-	17,500
Common stock issued from options for payment of long-term debt at $0.05 per share	4,500,000	4,500	297,500	-	-	-	302,000
Net loss for year ended June 30, 2000	-	-	-	-	(1,609,985)	-	(1,609,985)
Foreign currency translation gain (loss)	_________-	_________-	_________-	_________-	_________-	(3,167)	(3,167)
Balance, June 30, 2000	100,821,018	100,821	7,495,604	-	(4,533,197)	(213)	3,063,015
Issuance of options for compensation and consulting services	-	-	-	335,091	-	-	335,091
Common stock issued for cash, compensation and services at an average of $0.05 per share	8,007,000	8,007	481,754	(103,847)	-	-	385,914
Common stock issued for cash at an average of $0.02 per share	2,950,000	2,950	41,100	-	-	-	44,050
Common stock issued for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000
Common stock issued for cash and equipment inventory at $0.10 per share	900,000	900	110,965	-	-	-	111,865
Common stock issued for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345
Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	241,534
Common stock issued from options for services at $0.05 per share	3,230,000	3,230	169,021	(26,300)	-	-	145,951
Common stock issued from options for cash at $0.02 per share	300,000	300	6,700	-	-	-	7,000
Common stock issued from options for services at $0.09 per share	530,000	530	45,067	-	-	-	45,597
Foreign currency translation gain (loss)	-	-	-	-	-	(2,344)	(2,344)
Net loss for the nine months ended March 31, 2001	_________-	_________-	_________-	_________-	(1,467,385)	_________-	(1,467,385)
Balance, March 31, 2001 (unaudited)	123,353,018	$123,353	$8,754,125	$154,294	$(6,000,582)	$(2,557)	$3,028,633

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
		Nine Months Ended March 31, 2001 (Unaudited)		Nine Months Ended March 31, 2000 (Unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss		$(1,467,385)		$(434,685)
Depreciation and amortization		321,356		211,168
Debt forgiveness		-		(59,380)
Stock exchanged for accounts payable		-		140,409
Stock and options issued for services		912,363		118,478
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in inventory		-		-
Decrease (increase) in prepaid expenses		(6,000)		-
Decrease (increase) in deposits		-		(10,000)
(Decrease) increase in accounts payable		11,250		(79,005)
Net cash (used) by operating activities		(228,416)		(113,015)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Purchase of technology rights		-		(250,219)
Purchase of assets		(3,955)		(3,827)
Net cash (used) in investing activities		(3,955)		(254,046)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Borrowings		-		275,603
Retirement of debt		-		-
Payments on borrowings		-		(2,000)
Proceeds from sales of stock		303,774		242,500
Net cash provided by financing activities		303,774		516,103
NET INCREASE (DECREASE) IN CASH		$71,403		$149,042
Other comprehensive income		(2,344)		(2,419)
CASH - Beginning of year		42,420		25,690
CASH - End of year		$111,479		$23,271
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest paid in cash	$	_______-	$	_______-
Income taxes paid in cash	$	_______-	$	_______-
NON-CASH INVESTING ACTIVITIES:
Common stock issued for payment fixed assets		$-		$100,000
NON-CASH FINANCING ACTIVITIES:
Common stock issued for payment on patents and manufacturing rights
Common stock issued for services rendered		$-		$118,478
Comon stock issued for prepaid services		$-		$34,047
Common stock issued for exchange of debt		$-		$140,409
Common stock issued for payment on worldwide technology license		$-		$300,000
Common stock issued for inventory		$138,000		$-
Common stock issued for website development		$60,995		$-

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 1 B ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter Athe Company@) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Vancouver, British Columbia, Canada.

The Company, through its wholly owned subsidiary, VHM, is developing an internet sales site to be known as VideoMovieHouse.com. The site, which is designed to sell videos, CDs and books, and as technology advancements permit, become a virtual video rental store, is expected to be re launched on May 15, 2001.

In September 1999, the Company entered into an agreement with Video Movie House.com Inc., (AVMH@) a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. (See Note 6). The sum of $125,000 was paid to VMH and the balance was paid in November 1999. VMH possesses domain names, a web page, and technology for the sale of videos, DVD=s, and CD=s through the internet.

The Company formed 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services exclusively to First American Scientific Corp. that are eligible for Canadian research and development credits, and when feasible, operate a profitable production facility in Canada.

The Company=s year-end is June 30th.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has sustained substantial operating losses and has no revenues in recent years.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

In view of these matters, realization of major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company=s ability to meet its financing requirements, and the success of its future operations. Management plans include actions presently being taken to revise the Company=s operating and financial requirements. Management expects these actions will provide the opportunity for the Company to continue as a going concern.

Accounting Method

The Company=s financial statements are prepared using the accrual method of accounting.

Loss Per Share

In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share as the inclusion of common stock equivalents would be antidilutive.

Derivative Instruments

In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@ ) No. 133, AAccounting for Derivative Instruments and Hedging Activities.@ This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

At March 31, 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company=s cash account, which is not insured, is a business checking account in United States dollars.

Reclassification

Certain amounts from prior periods have been reclassified to conform with the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Interim Financial Statements

The interim financial statements for the period ended March 31, 2001 included herein have not been audited at the request of the Company. They do reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Foreign Currency Translation

Assets and liabilities of the Company=s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders= equity. Realized gains and losses from foreign currency transactions are reflected in the results of operations.

Provision for Taxes

At March 31, 2001, the Company had accumulated net operating losses of approximately $6,000,000. No provision for taxes or tax benefit has been reported in the financial statements, as there is not a measurable means of assessing future profits or losses.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Compensated Absences

Employees of the Company are entitled to paid vacation, paid sick days and personal days off, depending on job classification, length of service, and other factors. The Company=s policy is to recognize the costs of compensated absences when actually paid to employees, however, the Company has no employees and utilizes consultants only at this time.

Segment Reporting

The Company adopted SFAS No. 131, ADisclosures about Segments of an Enterprise and Related Information,@ in the fiscal year ended June 30, 2000. SFAS No. 131 requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect the Company=s results of operations or financial position. The Company=s Bakersfield plant was not engaged in any business activity. Both VHM and 521345 BC Ltd, the Company=s subsidiaries, are non-operational as of March 31, 2001. The Company has no segments engaged in business activities at March 31, 2001 and, therefore, no segment reporting is required.

Revenue and Cost Recognition

Revenues are recognized at the time that products are delivered.

Product costs include all direct material and labor costs and related indirect costs. Changes in job performance, job conditions, and estimated profitability may result in revisions to product costs and income and are recognized in the period in which the revisions are determined.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2001	June 30, 2000
Kinetic disintegration equipment	$ 996,794	$ 972,246
Plant assets and equipment	691,095	687,881
Office equipment	35,554	27,658
Leasehold improvements	5,476	5,476
Total assets	1,728,919	1,693,261
Less accumulated depreciation	(737,800)	(524,292)
	$ 991,119	$1,168,969

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Depreciation and amortization expense for the nine months ended March 31, 2001 were $321,356. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine (KDS Machine) whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company=s stock at $0.25 per share issued on December 1, 1999.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	March 31, 2001	June 30, 2000

VideoHouseMovie technology assets	$ 273,375	$ 248,380
Technology license and rights	1,905,500	1,905,000
Patents and manufacturing rights	250,000	250,000
	2,428,875	2,403,380
Less accumulated amortization	(558,477)	(450,630)
	$1,870,398	$1,952,750

NOTE 4 B COMMON STOCK

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

In June 2000, an amendment to the Company=s articles of incorporation was approved, which increased the Company= s authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

In the three months ended March 31, 2001, the Company issued 7,835,000 shares of common stock for services valued at $275,008, videotape inventory valued at $12,000 and cash of $153,074.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 4 B COMMON STOCK (continued)

In the six months ended December 31, 2000, the Company issued 8,007,000 shares of common stock valued at $385,914 for services, compensation and cash; 4,950,000 shares of common stock for cash of $149,050, and 900,000 shares of common stock were issued for equipment inventory valued at $90,000. An additional 840,000 shares of common stock were issued for website development valued at $24,995 and video tapes for resale valued at $36,000.

NOTE 5CSTOCK OPTIONS

On June 8, 2000, the Company=s board of directors approved the First American Scientific Corp. 2000 non-qualifying Stock Option Plan. This plan allows the Company to distribute up to 30,000,000 shares of common stock at $0.20 per share to persons employed or associated with the Company.

In September 1998, the Company adopted the First American Scientific Corp. 1998 Directors and Officers Stock Option Plan, a non-qualified plan. This plan allows the Company to distribute up to 15,000,000 shares of common stock to officers, directors, employees and consultants through the authorization of the Company=s Board of Directors.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 5CSTOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Outstanding at July 1, 1999	1,200,000	$ 0.019
Granted	29,275,000	0.032
Exercised	(27,175,000)	0.033
Outstanding at June 30, 2000	3,300,000	$ 0.027

Options exercisable at June 30, 2000	3,300,000	$ 0.027

Weighted average fair value of options granted during year ended June 30, 2000	$0.032

Options outstanding at July 1, 2000	3,300,000	$ 0.027
Granted	24,362,000	0.065
Exercised	(20,332,000)	0.042
Options outstanding at March 31, 2001	7,330,000	$ 0.089

Options exercisable at March 31, 2001	7,330,000	$ 0.089
Weighted average fair value of options granted during the nine months ended March 31, 2001	$0.065

During the nine months ended March 31, 2001, the Company granted 24,362,000 options of which 16,379,000 were issued for services and compensation, 1,240,000 were issued for video inventory and website development, 900,000 for equipment inventory and cash. 5,843,000 options were issued for cash.

The fair value of each option granted during fiscal 2001 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 30% and expected life of 1 to 5 years. The value of these options in the amount of $448,439 is included in operating expense in the accompanying financial statements.

NOTE 6 B RELATED PARTIES

During the year ended June 30, 2000, the Company=s officers, directors and board members were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the nine months ended March 31, 2001, the president was granted 6,342,000 options, which have been recorded as compensation expense. See Note 5.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2001

NOTE 6 B RELATED PARTIES (continued)

Certain consultants who received common stock in 1999 under the Company=s non-qualified stock option plan were Company directors and stockholders. Of the 3,300,000 shares issued to consultants, 2,000,000 shares were issued to members of the board of directors who provided services to the Company.

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

At June 30, 2000, the Company=s president was the sole director of the Company=s board of directors. On August 1, 2000 another board member was appointed. The new board member was also appointed secretary of the Company and granted 450,000 options.

NOTE 7 B COMMITMENTS AND CONTINGENCIES

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

NOTE 8 B EXTRAORDINARY GAIN

Forgiveness of Debt

During the year ended June 30, 2000, the Company negotiated debt settlement agreements with various suppliers and vendors whereby the terms of the original agreements were amended. These transactions resulted in an extraordinary gain of $73,486.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. Steps are now in progress in the courts to resolve the legal issues surrounding the matter and to regain control of the equipment. There are two fully operational KDS machines and complete material handling systems and bagging equipment belonging to FASC on the site.

The Company irrevocably acquired all patent rights to the KDS technology in December 1999, free and clear of all encumbrances or future royalty obligations. In June 2000, the company reclaimed one of its KDS systems and relocated to Vancouver, BC, where it is now being used for sales demonstrations and for testing of improvements to the technology. Construction of the new Cloverdale demonstration and sales center is now under way and expected to be fully operational by July 2001, when the Company will be relocating its offices to the site.

On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares which was subsequently ratified by a clear majority of all shareholders. As of March 31, 2001, there were 123,353,018 shares issued and outstanding.

Research and development of the KDS system continues at the company=s research facility in Ireland. The centre is 100 % funded by our Joint Venture partner in conjunction with the Irish government under their Radian Award program. The primary focus of the research is de-watering and processing of bio-waste and sludge. The process has proven successful processing low volumes of material. Research continues with a view to increasing through put up to commercially viable levels. The cost of this research has no impact on the Companies financial position, and if proven successful will create significant financial opportunity for the company. Recent testing has also included animal waste and bone matter. Laboratory results will be released as soon as they are available.

Development of the Internet site VideoMovieHouse.com is complete with Beta testing to commence in May 2001. The site is expected to be launched to the public on May 15, 2001. The site will initially offer catalogue merchandise for sale over the Internet, and develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation, at which time it will be taken public on its own merits or sold.

The Company continues to focus on strengthening its balance sheet with current assets increased to $337,132 and current liabilities to $ 207,446 providing for a positive working capital ratio of 1.62 to 1.

This the first time in the Company=s history that working capital is in such a strong positive position, and represents a milestone in the Company=s efforts to become financially stable.

As of May 7, 2001 ( the date of writing these comments ) the company has $ 286,501 cash on hand which is sufficient to maintain its operation for at least the next 6 months. It will. however, need to raise capital to advance its expansion and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both. The Company earned its first revenue in over 2 years in April and May 2001 and hopes to be self-sustaining in 2002.

RESULTS OF OPERATIONS - QUARTER ENDED MARCH 31, 2001

The company generated no revenue during the quarter, but is vigorously pursuing sales of equipment, with 3 machines being sold in May 2001 and several sales pending.

Phase II of the research and development funded by the "Radian Award Program " in Ireland continues to explore ways of reducing moisture content while processing human and animal waste, and animal bones. To date, progress has been slow, but the potential for a positive result with bones is promising.

The KDS machine previously located in Tonasket, Washington was moved to Vancouver in July 2000, has been completely retrofitted and is being used for research, testing and demonstrations for various types of products. Improvements are continually being made to the equipment.

The proposed joint venture agreement planned with an investment group in the Czech Republic has been discontinued as critical conditions stipulated in the agreement were not met.

The Company=s solicitors are currently finalizing the details of a joint venture agreement with Beau Pre Explorations Ltd where FASC will place one KDS machine on Beau Pre =s Valentiine Mountain mine site to process ore and extract precious metals. All profits from the joint venture will be shared 50/50.

The Company is currently discussing the potential of a strategic alliance with Honeywell where the KDS equipment would form part of a process for turning waste wood into heat and/or power. Honeywell= s has proposed a nine step due diligence process leading to an agreement which is now underway. Progress to date has all been positive.

INFLATION

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FORIEGN OPERATIONS

The company rents office space in Vancouver, BC, Canada which serve as the corporate and administrative offices. The Vancouver demonstration site and sales office is currently under construction and will be open during June or July 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

By: /s/ C. Kantonen
C. Kantonen, President, Chief Financial Officer and Chairman of the Board of Directors