Form 10KSB
period 2001-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2001-10-01
CIK 1002822

====================================================================

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - June 30, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of Company as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	88-0338315 (I.R.S. Employer Identification No.)

200 - 100 Park Royal South
West Vancouver, British Columbia V6T 1A2
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
Title of each class None

=====================================================================

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [ X ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of shares outstanding each of the Registrant's classes of Common Stock, as of September 17, 2001 was 132,433,018.

PART I

Item 1. BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. to develop, manufacture and market industrial equipment known as KDS, Kinetic Disintegration System.

The System

The KDS system uses high-speed rotary action in an enclosed chamber to create kinetic energy sufficient to disintegrate and pulverize the raw materials introduced into the chamber. The patented process is known as Micronization. The system can cost effectively process any of the industrial minerals such as gypsum, limestone, glass, sulphur, zeolite, dolomite, and various phosphates and nitrates into MICROFINE powders. Other areas of interest were wallboard recycling, the recovery of minerals from black sands and gold tailing deposits, scrap rubber and wood waste.

The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long, by eight feet wide. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of the KDS machines is greater than ten years and requires ongoing service and replacement of consumables on a daily basis. Maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

Patents - Device

A patent was issued for the device for the communition of mineral rock on November 24, 1998, and its U.S. patent number is 5,839,671. Patent registration in other jurisdictions in the EEC, Australia, New Zealand, Mexico, the UK are ongoing.

Patents Pending - Processes

Rubber

On April 20, 2001, The Company filed a patent application to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a microfine powder using the KDS equipment.

Precious Metal Extraction

On May 4, 2001, The Company filed a patent application to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals.

Research and Testing

The Company continues research and development with other materials to improve operating efficiencies, increase volume throughput to economically viable levels and identify markets where profitable operation of the equipment can be achieved. This testing is being carried out in Vancouver, BC, but there is no assurance that any operations will ever be initiated as a result of these tests.

Manufacturing

Manufacturing of the KDS is contracted out to a fabrication plant in Vancouver. Two other backup manufacturers have been identified should demand increase beyond the capacity of the current fabricator.

Summary of Exclusive Agreements with Spectrasonic Corp. and Ashford Holdings Ltd.

There are no existing or outstanding agreements with Spectrasonic Corp or Ashford Holdings Ltd. As of December 1, 1999, the Company met all terms and conditions of the purchase agreement with Ashford and acquired clear title ownership of all rights and patents to the KDS system, at the same time extinguishing all obligation to pay any further amounts to Ashford or Spectrasonic.

In the previous agreement entered into on July 2, 1997 the Company agreed to purchase from Ashford Holdings Ltd. all patents issued, to be issued, or pending, as well as all manufacturing rights, drawings, blueprints, CAD drawings, for a total consideration of 1,000,000 common shares at $0.25 per share plus US$500,000 payable on the basis of US$50,000 per KDS machine sold, until 10 machines are sold. The agreement was amended in May 1999 wherein Ashford agrees to deliver all legal and beneficial ownership of KDS technology, free and clear of all liens, charges and encumbrances. In return the Company agrees to pay US$150,000 plus 500,000 common shares (legended as Reg. S stock with a one year hold period) plus 1,000,000 in stock options at $0.025 per share. On October 7, 1999, the parties agreed to an amendment whereby the Company will issue 4,000,000 shares in cancellation of the debenture of $200,000. The transaction completed on December 1, 1999.

Market

The equipment has proven economically viable for softer industrial rock, such as gypsum and zeolite, and dry wood chips or chicken manure (embedded in dry sawdust), however, the Company continues to research and seek potential markets where operation of the equipment is economically viable. Research work continues looking for solutions to increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastics with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass, the product must not exceed 50 % moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Until these adaptations are successfully researched and implemented, there is no certainty that the equipment will be accepted by the market place for economically processing these materials.

Competition

The Company has competition from other producers of Microfine powders, most of who have greater financial resources than the Company. The Company believes its system can be more cost effective than its competitors.

Company Facilities

The Company's corporate offices are located at 200 B 100 Park Royal, West Vancouver, British Columbia, Canada, V7T 1A2 6C and the Company=s sales office is located at 5333 176th Street, Surrey, British Columbia V3S 0L5. The phone numbers are (604) 913-9035 and (604) 575-3006, respectively. Fax numbers are (604) 913-9036 and (604) 575-3166, respectively. The premises are leased on a month to month basis for a combined monthly rent of US$1,500 monthly. Longer term lease commitments will be considered when the landlord meets its commitment to provide additional facilities to house the KDS test equipment.

VMH VideoMovieHouse , a wholly owned subsidiary corporation, rents a 3,000 square feet office/warehouse building located at 2337 Townline Road, Abbotsford, British Columbia. The Company has a three year lease and pays US$650 per month rent.

Subsidiary

VMH VideoMovieHouse, Inc. sells and rents videos, DVDs and CDs on the Internet. VMH is currently a wholly owned subsidiary corporation of the Company. The Company=s Board of Directors has approved a resolution to spin-off VMH to the Company=s shareholders in the near future. There is no assurance however that the spin-off will ever occur.

Employees

The Company currently has six full time employees, and uses the assistance of outside consultants as required. The Company engages personnel through consulting agreements when necessary as well as outside consultants, attorneys and accountants. The wholly owned subsidiary, VMH VideoMovieHouse.com Inc employs five full time employees

Other

The Company has finalized the details of a joint venture agreement with Beau Pre Explorations Ltd. where The Company will place one KDS machine on Beau Pre=s Valentine Mountain mine site to process ore and extract precious metals. Final tests Eng in August 2001 have made significant progress in preparing the equipment for full scale production. We expect to move the equipment to the mountain as soon as Beau Pre readies the site.

The Company is discussing the potential of a strategic alliance with Honeywell where the KDS equipment would form part of a process for turning waste wood into heat and/or power. Honeywell=s has proposed a nine step due diligence process which is now underway, but is awaiting the completion of our large Cloverdale site so that large volume tests can be done.

In April 2001, the Company signed an agreement with Cryo-Grind of Ontario to develop a cryogenic freezing process for processing rubber under the direction of P.E. Coulter, P.Eng., which if successful would be patented and form the basis of a joint venture agreement. The patent application was subsequently filed, and, after considerable negotiation, an agreement was reached in August 2001 with Coulter and his investors under the name A Rubber Black Inc@ wherein final testing will be done in Vancouver in September 2001 and the equipment moved to Ontario thereafter under a sale and royalty agreement.

During the fiscal period ending June 30, 2001, the Company settled various accounts owing by issuance of common stock as follows:

M. Dimich
C. Kantonen
B. Nichols
D. Gibson
R. Parrat
J.K. Lovelock
J Martin
J. Holland
C. Squire
D. Ginther
T. Ginther
Dr. J. Moore
P.E. Coulter
S. Gaspar
S. Gaspar
W. Silvestri
E. Silvestri
G. Burnie
G. Burnie
C. Kantonen
B. Nichols
M. Ouimet
A. Griffiths
K. Ghanei
J. Carroll
J. Lovelock

Legal fees
Management bonus
Management bonus
Directors fees
Consulting fee
Legal settlement
Consulting fee
Wages
Consulting fee
Consulting fee
Consulting fee
Engineering
Engineering
Salary/Bonus
Inventory
Consulting
Consulting
Consulting
Expenses
Salary
Salary
Computer tech
Consulting
Public relations
Accounts payable
Consulting

$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	42,500 50,000 25,000 40,000 25,000 12,000 35,000 17,000 5,400 2,000 2,000 2,500 3,000 75,250 36,000 15,000 7,500 50,000 17,500 68,000 34,000 1,000 15,000 8,000 9,050 10,000

1,000,000 common shares 1,000,000 common shares
500,000 common shares
200,000 common shares
125,000 common shares
1,200,000 common shares
450,000 common shares
400,000 common shares
90,000 common shares
200,000 common shares
200,000 common shares
250,000 common shares
300,000 common shares
950,000 common shares
350,000 common shares
1,000,000 common shares
500,000 common shares
1,000,000 common shares
350,000 common shares
2,000,000 common shares
1,000,000 common shares
100,000 common shares
1,000,000 common shares
100,000 common shares
90,000 common shares
200,000 common shares

RISK FACTORS

1. Going Concern Opinion. At this time, the Company cannot be sure that it will be successful in its operations. Therefore the Company=s independent certified public accountants have issued an opinion that there is substantial doubt about the Company=s ability to continue in business as a going concern.

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

7. Issuance of Additional Shares. At June 30, 2001, there were 132,433,018 shares of common stock or 66.95% of the 200,000,000 authorized shares of Common Stock of the Company outstanding and 67,566,982 shares remain unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy" The Company=s Board of Directors has approved a resolution to prepare its subsidiary, VMH VideoMovieHouse for spin-off as a separate company. If proceeded with, each shareholder will receive a pro-rata interest in the new company by way of stock dividend.

11. Lack of Market Research. The Company has neither conducted nor has the Company engaged other entities to conduct market research such that management has assurance market demand exists for the transactions contemplated by the Company. See "Business"

12. Product Liability. The Company could incur liability for product defects, which result in damage from the use of its equipment and products. Any such claims, if successful, could result in substantial losses to the Company.

13. No Insurance Coverage. The Company, like other companies in its industry, is finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by serious error omission.

14. Non-arms Length Transactions and Conflicts of Interest. The Company has engaged in transactions with its Officers, Directors and principal shareholders. Such transactions may be considered as not having occurred at arms length. The Company will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties.

15. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the participation of its officers, Cal Kantonen and Brian Nichols.

16. Lack of Key Man Insurance. The Company has not obtained key man life insurance on the life of its officers and directors. The death or unavailability of any one of them could have a material adverse impact on the operation of the Company.

ITEM 2. PROPERTIES

The Company owns no real property. It leased a 1,000 square feet of office space at 409 Granville Street, Suite 1003, Vancouver, British Columbia V6C 1T2. In July 2001, a sales office has been set up at 5933 176th St, Surrey, British Columbia (Cloverdale) and moved its administrative offices to #200 B 100 Park Royal, West Vancouver, British Columbia. All premises are currently on a month to month basis. The monthly rental is US$585 and US$740, respectively.

The Company owns ten KDS machines. The first two KDS systems were acquired as part of the licensing agreement with Spectrasonic and are recorded at a cost of $872,246. These machines are currently held in Bakersfield, California and are the subject of litigation. One machine is located in Northern Ireland and is being used for research on sludge and other waste product research. Two machines are located in Vancouver and are being used as test and demonstration machines. One machine is complete and is being reconfigured for the Beau Pre mining joint venture. One machine is sold and ready for delivery, and three other machines are at various stages of fabrication, two of which are being readied for delivery under existing orders and one to be held as inventory.

The Company has other fixed assets located in California. The cost of these assets at June 30, 2001 is US$1,359,160 and consists of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. All California assets are the subject of litigation. The Company has office equipment costing $23,916 located in Cloverdale and West Vancouver.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings are pending to which the Company is a party or of which any of the Company's property is the subject matter other than as described below. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party to any litigation other than as described below:

Ford Motor Credit Company v. First American Scientific Corp., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.60 and this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. Not settled.

ITO Packing Co. v. First American Scientific Corp., Fresno County Municipal Court, Case No. C98906111-0, filed on August 10,1998. This claim was for $9,513.34. Settled for $7,000.00.

The Company has a number of other commercial creditors who have the ability to bring actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. Settlement discussions are ongoing.

The Company is the plaintiff in a lawsuit against Paul Marino and the Opal Christian Family Trust (Landlord at 4100 Burr Street, Bakersfield, California), wherein the Company has been denied access to its equipment located at that address. The Company is seeking an order of possession for the complete and full return of its assets located on site, claims for unpaid equipment rent of $72,000 and other unspecified damages.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2001.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

At September 17, 2001, the Company had 459 shareholders of record of its Common Stock.

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

Quarter ended		High	Low
1996	March 31 June 30 September 30 December 31	2.13 1 90 0.71 0.20	1.63 0.88 0.71 0.18
1997	March 31 June 30 September 30 December 31	0.16 0.175 0.20 0.10	0.12 0.15 0.18 0.085
1998	March 31 June 30 September 30 December 31	0.065 0.07 0.0275 0.02	0.055 0.06 0.0225 0.018
1999	March 31 June 30 September 30 December 31	0.021 0.055 0.0525 0.042	0.021 0.055 0.0525 0.042
2000	March 31 June 30 September 30 December 31	0.54 0.15 0.15 0.06	0.54 0.15 0.12 0.038
2001	March 31 June 30	0.32 0.27	0.17 0.15

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

Year ended 06/30/01	Year ended 06/30/00	Year ended 06/30/99	Year ended 06/30/98	Year ended 06/30/97
Income Cost of Sales Gross Profit Operating Expenses Other income Net Loss	$ $ $ $ $ $	7,122 3,202 3,920 2,745,584 - 114,162	$ $ $ $ $ $	73,486 - - 724,661 3,167 654,292	$ $ $ $ $ $	319,166 106,595 212,571 278,340 - 1,008,141	$ $ $ $ $ $	665,638 290,086 375,552 1,290,783 157,691 1,072,922	$ $ $ $ $ $	347,721 157,974 189,747 1,514,381 - 1,324,634
Accumulated Deficit: Beginning of Period End of Period Net loss per share Shares outstanding	$ $ $ $	4,533,197 7,013,749 (0.02) 130,733,018	$ $ $ $	2,936,747 4,533,197 (0.01) 100,821,008	$ $ $ $	2,870,977 3,882,072 (0.01) 66,146,018	$ $ $ $	1,798,055 2,870,977 (0.05) 49,326,018	$ $ $ $	473,421 1,798,055 (0.12) 13,622,448
Balance Sheet Data: Working capital Total assets Long-term debt Shareholders= Equity	$ $ $ $	266,611 3,463,855 - 3,291,670	$ $ $ $	(60,134) 3,259,211 - 3,063,015	$ $ $ $	(535,365) 4,098,493 - 3,528,427	$ $ $ $	(863,909) 4,314,959 - 3,160,219	$ $ $ $	(2,320,026) 4,422,427 - 1,947,038

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Liquidity and Capital Resources

The Company continues to focus on strengthening its balance sheet with current assets increased to $438,796, up from $136, 062 at the end of the previous year on June 30, 2000. Current liabilities reduced to $172,185, down from $196,196 at the end of the previous year on June 30, 2000. The working capital ratio was a positive 2.5 to 1.0 at June 30, 2001, compared to a negative working capital ratio of 0.7 to 1 at the end of June 2000. This represents the first time in recent years that the Company=s working capital is in a positive position, and is the prime indicator of the Company=s determination to become financially stable.

As of June 30, 2001, the Company had $182,829 cash on hand, up from $42,420 at the end of the previous year, which is sufficient to maintain its operation for the short term. It will. however, need to raise capital to advance its expansion and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both. The Company projects to be financially self-sustaining by the end of 2002.

Results of Operations

Revenue from all sources for the year was $268,234, up from $73,486 for the previous year ended June 30, 2000. Although the Company generated sales for three KDS systems during the year, according to generally accepted accounting principles, these sales will be booked when the equipment is delivered.

At the time of writing, one of our customers, Vesuvius Inc., advised that they wished to assign its sales contract for one machine to a third party, as they were pursuing other avenues of business. The Company advised the customer that it would consider assigning the agreement to a Aqualified A entity, but advised that the $112,500 deposit received is now considered non-refundable and has been included in revenue. The equipment is completed, but will be held in inventory and will not be delivered until new arrangements are made.

The Company has agreements pending with Beau Pre Explorations Ltd, Rubber Black Corporation (formerly Cryo-Grind Inc,) and Thermix Combustion Systems Inc which, when implemented, are expected to generate revenue in the coming year.

Our subsidiary, VideoMovieHouse.com launched its internet sales site on May 15, 2001. Sales in the first six weeks of operation were $7,122 compared to none in the previous year. Sales continue to grow in the first quarter of 2002.

Research and development continued throughout the year, exploring ways of reducing moisture content and increase volume throughput on a variety of different products. A new, more powerful machine, the KDS 250, has been constructed and is operation with excellent results from preliminary tests. The more powerful machine was needed to process feedstock, such as biomass, which has a higher moisture content than industrial minerals and hard mineral rock

Expenses for the year amounted to $2,745,584 compared to $724,611. The increase was as a result of resumption of a full scale research and testing program, as well as the hiring of new management and staff to operate the equipment and start-up a comprehensive the marketing program.

Sales offices were moved to the Cloverdale site on July 3, 2001, but the building to house our equipment is not yet complete. Although beyond our control, the delays caused by the Landlord inability to complete the building has proven to be costly to the Company in lost opportunity and sales. Other locations are being considered.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

The Company rents office space in West Vancouver , British Columbia, Canada which serve as the corporate and administrative offices. The Cloverdale sales office was opened on July 3, 2001. The Cloverdale demonstration center is currently under construction and is expected to be open in October 2001.

ITEM 8. FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITOR= REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders= Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-6
NOTES TO FINANCIAL STATEMENTS	F-6

To the Board of Directors and Stockholders
First American Scientific Corp.
Vancouver, British Columbia
CANADA

INDEPENDENT AUDITOR=S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp., a Nevada corporation, as of June 30, 2001 and 2000 and the related statements of operations and comprehensive loss, stockholders= equity and cash flows for the years then ended. These financial statements are the responsibility of the Company=s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has minimal revenues. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company=s ability to meet its future financing requirements, and the success of future operations. Management=s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accounts
September 14, 2001

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
ASSETS	June 30, 2001	June 30, 2000
CURRENT ASSETS
Cash	$182,829	$42,420
Accounts receivable	6,628	-
Trust account	42,793	59,642
Prepaid expenses	32,607	-
Inventory	173,939 ------------	34,000 ------------
TOTAL CURRENT ASSETS	438,796 ------------	136,062 ------------
PROPERTY AND EQUIPMENT
Property and equipment	1,455,787	1,693,261
Less: Accumulated depreciation	(378,886) ------------	(524,292) ------------
TOTAL PROPERTY AND EQUIPMENT	1,076,901 ------------	1,168,969 ------------
OTHER ASSETS
Technology rights - net of amortization	1,375,775	1,501,152
Investment in technology	250,000	250,000
Website	126,021	-
Patents and manufacturing rights - net of amortization	184,930	201,598
Deposits	11,432 ------------	1,430 ------------
TOTAL OTHER ASSETS	1,948,158 ------------	1,954,180 ------------
TOTAL ASSETS	$3,463,855 ========	$3,259,211 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$122,748	$196,196
Accounts payable, related party	31,937	-
Deposit on sale	17,500 ------------	- ------------
TOTAL CURRENT LIABILITIES	172,185 ------------	196,196 ------------
COMMITMENTS AND CONTINGENCIES	- ------------	- ------------
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 130,733,018
and 100,821,018 shares issued and outstanding, respectively	130,733	100,821
Additional paid-in capital	9,959,033	7,495,604
Stock options and subscriptions receivable	218,210	-
Accumulated deficit	(7,013,749)	(4,533,197)
Accumulated other comprehensive income	(2,557) ------------	(213) ------------
TOTAL STOCKHOLDERS' EQUITY	3,291,670 ------------	3,063,015 ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,463,855 ========	$3,259,211 ========

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Year Ended June 30, 2001	Year Ended June 30, 2000

REVENUES	$7,122	$-
COST OF SALES	3,202 ------------	- ------------
GROSS PROFIT	3,920	-
OPERATING EXPENSES
Advertising	35,822	16,767
Amortization	144,578	143,668
Depreciation	220,720	196,725
Professional services	398,401	265,065
Wages	433,775	-
Research and development	1,028,710	1,543
General and administrative	385,595	76,884
Telephone and utilities	30,168	11,247
Rent	37,836	12,712
Patents	29,978 ------------	- ------------
TOTAL OPERATING EXPENSES	2,745,584 ------------	724,611 ------------

Loss from Operations	(2,741,664)	(724,611)
Other Income (Expense)
Miscellaneous	2,112	-
Forfeiture of deposit	112,500 ------------	- ------------
Total Other Income (Expense)	114,612 ------------	- ------------
Loss Before Extraordinary Item	(2,627,052)	(724,611)
Extraordinary Item
Gain on debt forgiveness	146,500 ------------	73,486 ------------
Loss before Income Taxes	(2,480,552)	(651,125)
Income Taxes	- ------------	- ------------
NET LOSS	(2,480,552)	(651,125)
Other Comprehensive Income (Loss)
Foreign currency translation gain (loss)	(2,344) ------------	(3,167) ------------
Comprehensive Net Loss	$(2,482,896) ========	$(654,292) ========
Basic and diluted net loss per common share	$(0.02) ========	$(0.01) ========
Weighted average number of basic and diluted
common stock shares outstanding	119,393,530 ========	88,512,685 ========

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Options	Accumulated Deficit	Accumlated Other Compare-pensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 1999	66,146,018	$66,146	$6,399,030	$-	$(3,882,072)	$2,954	$3,544,918
Issuance of options for consulting services	-	-	-	4,500	-	-	4,500
Exercise of stock options for cash at an average of $0.03 per share
	10,600,000	10,600	319,400	(4,500)	-	-	325,500
Issuance of stock for cash at an average of $0.03 per share	7,500,000	7,500	217,500	-	-	-	225,000
Common stock issued from options for equipment at $0.05 per share	2,000,000	2,000	98,000	-	-	-	100,000
Common stock issued from options for services at $0.02 per share	9,075,000	9,075	147,675	-	-	-	156,750
Common stock issued from options for accounts payable at $0.02	1,000,000	1,000	16,500	-	-	-	17,500
Common stock issued from options for payment of long-term debt at $0.05 per share
	4,500,000	4,500	297,500	-	-	-	302,000
Net loss for year ended June 30, 2000	-	-	-	-	(651,125)	-	(651,125)
Foreign currency translation gain (loss)	- ------------	- ------------	- ------------	- ------------	- ------------	(3,167) ------------	(3,167) ------------
Balance, June 30, 2000	100,821,018	100,821	7,495,605	-	(4,533,197)	(213)	4,021,875
Issuance of options for compensation and consulting services	-	-	-	411,891	-	-	411,891
Common stock issued for cash, compensation, services and other expenses at an average of $0.09 per share
	11,717,000	11,717	1,156,507	(107,809)	-	-	1,060,415
Common stock issued for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	44,050
Common stock issued for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000
Common stock issued for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	111,865
Common stock issued for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345

Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000
	3,775,000	3,775	240,759	(3,000)	-	-	241,534
Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	356,451
Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	- -	-	-	82,000
Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	262,500
Common stock issued for commissions at $0.11 per share	204,545	205	22,295	-	-	-	22,500
Foreign currency translation gain (loss)	-	-	-	-	-	(2,344)	(2,344)
Net loss for the nine months ending June 30, 2001	- ------------	- ------------	- ------------	- ------------	(2,480,552) ------------	- ------------	(2,480,552) ------------
Balance, June 30, 2001	130,733,018 ========	$130,733 ========	$9,959,034 ========	$218,210 ========	$(7,013,749) ========	$(2,557) ========	$4,250,530 ========

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2001	Year Ended June 30, 2000
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
Net loss	$(2,482,896)	$(651,125)
Depreciation and amortization	365,298	340,393
Adjustments to reconcile net loss to net cash
used by operations:
Forgiveness of debt	(146,500)	(73,486)
Services paid by issuance of stock	1,311,206	122,750
Compensation and other expenses paid with stock	565,367	-
Non-cash expenses	-	9,007
Services paid by issuance of options	218,210	4,500
Amounts used from trust for accounts payable	16,849	19,121
Decrease (increase) in accounts receivable	(29,235)	-
Decrease (increase) in inventory	(57,884)	-
Decrease (increase) in deposits	(10,000)	-
(Decrease) increase in accounts payable	(54,966)	-
(Decrease) increase in litigation reserve	- ------------	(49,642) ------------
Net cash (used) in operating activities	(304,551) ------------	(278,482) ------------

CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,257)	(3,742)
Investment in technology	- ------------	(248,379) ------------
Net cash used in investing activities	(6,257) ------------	(252,121) ------------

CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Proceeds from sales of stock	453,774 ------------	550,500 ------------
Net cash provided by financing activities	453,774 ------------	550,500 ------------

NET INCREASE (DECREASE) IN CASH	$142,966 ------------	$19,897 ------------

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Year Ended June 30, 2000		Year Ended June 30, 2000
NET INCREASE (DECREASE) IN CASH
(Balance forward)		$142,966		$19,897

Other comprehensive loss		(2,557)		(3,167)

CASH - Beginning of year		42,420 ------------		25,690 ------------
CASH - End of year		$182,829 ========		$42,420 ========
SUPPLEMENTAL CASHFLOW DISCLOSURES
Interest Expense	$	- ========	$	- ========
Income Taxes	$	- ========	$	- ========
NON-CASH TRANSACTIONS
Common stock issued for services rendered		$1,328,811		$122,750
Common stock issued as legal settlements		$262,500		$-
Common stock issued for payment on
worldwide technology license		$-		$302,000
Common stock issued for commissions		$22,500		$-
Common stock issued as prepaid
consulting fees		$-		$34,000
Common stock issued for inventory		$138,000		$100,000
Common stock issued for payment
of accounts payable		$-		$17,500
Common stock issued as compensation		$262,762		$-
Common stock issued for website development		$24,995		$-
Options issued for services		$218,210		$-

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

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

The Company, through its wholly owned subsidiary, VMH, has developed an internet sales site known as Videomoviehouse.com. The site is designed to sell videos, CDs and books, and as technology advancements permit is expected to become a virtual video rental store.

In September 1999, the Company entered into an agreement with Video Movie House.com Inc., (AVMH@) a British Columbia company whereby the Company acquired 100% of the common shares of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD=s, and CD=s through the internet.

The Company formed 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services exclusively to First American Scientific Corp. that are eligible for Canadian research and development credits and, when feasible, operate a profitable production facility in Canada.

The Company=s year-end is June 30th.

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company=s financial statements. The financial statements and notes are representations of the Company=s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,013,749 through June 30, 2001. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans designed to increase the sales of the Company=s products. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.

Accounting Method

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Loss Per Share

In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, Earnings Per Share. Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (ASFAS@) No. 133, AAccounting for Derivative Instruments and Hedging Activities,@ as amended by SFAS No. 137, AAccounting for Derivative Instruments and Hedging Activities B Deferral of the Effective Date of FASB No. 133@, and SFAS No. 138, AAccounting for Certain Derivative Instruments and Certain Hedging Activities@, which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At June 30, 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Prepaid expenses

Prepaid expenses consist of commissions and salaries paid in advance that will be amortized as earned.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, the trust account, accounts payable, and accrued liabilities approximate their fair value.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 AAccounting for Income Taxes.@ Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the Amore likely than not@ standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2001, the Company had net deferred tax assets of approximately $750,000, principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2001.

At June 30, 2001, the Company has net operating loss carryforwards of approximately $5,000,000, which expire in the years 2015 through 2020. The Company recognized approximately $1,968,000 of losses for the issuance of restricted common stock and stock options for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

Revenue and Cost Recognition

Revenues are recognized at the time that products are delivered.

Product costs include all direct material and labor costs and related indirect costs. Changes in job performance, job conditions, and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Inventory

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory at June 30:

	2001	2000
Finished goods - videos	$ 41,178	$ 34,000
Finished goods - machines	81,167	-
Work - in - process - machines	51,594 ------------	- ------------
	$173,939 ========	$ 34,000 ========

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this new accounting standard and its adoption is reflected in the accompanying financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2000, the FASB issued SFAS No. 140 AAccounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.@ This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company=s results of operations or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2001	June 30, 2000
Kinetic disintegration equipment	$ 719,892	$ 972,246
Plant assets and equipment	687,881	687,881
Office equipment	42,539	27,658
Leasehold improvements	5,476 ------------	5,476 ------------
Total assets	1,455,788	1,693,261
Less accumulated depreciation	(378,886) ------------	(524,292) ------------
	$ 1,076,902 ========	$1,168,969 ========

Depreciation and amortization expense for the year ended June 30, 2001 was $365,298. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 4 B TECHNOLOGY RIGHTS AND PATENTS

Technology Licenses

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since then, modifications were made to the first KDS machine, bringing its total cost to $440,740. This machine was transferred to the Company=s subsidiary, 521345 BC Ltd., at its book value of $55,669.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license was valued at $425,000 and the gypsum KDS machine was valued at $350,000.

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
June 30, 2001

NOTE 4 B TECHNOLOGY RIGHTS AND PATENTS (continued)

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2001	June 30, 2000
Videomoviehouse Website	$ 126,021	$ -
Videomoviehouse technology assets	250,000	248,380
Technology license and rights	1,905,000	1,905,000
Patents and manufacturing rights	250,000 ------------	250,000 ------------
	2,531,021	2,403,380
Less accumulated amortization	(594,295) ------------	(450,630) ------------
	$1,936,726 ========	$1,952,750 ========

NOTE 5 B COMMON STOCK

By June 30, 2000, the Company had issued 1,000,000 shares of common stock in settlement of accounts payable of $17,500; 4,500,000 common stock shares in a settlement agreement of the balance due on the technology licenses for $225,000 (see Note 8); 2,000,000 common stock shares for the purchase of two KDS machines valued at $100,000; and 9,075,000 common stock shares for services and expenses of $156,750, of which $34,000 was considered prepaid.

During the year ended June 30, 2000, the Company issued 18,100,000 common stock shares for cash totaling $550,500.

On June 4, 1998, the Board of Directors increased the number of authorized shares of common stock from 50,000,000 to 100,000,000 authorized shares.

In June 2000, an amendment to the Company=s articles of incorporation was approved, which increased the Company=s authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 5 B COMMON STOCK (continued)

During the year ended June 30, 2001, the Company issued 22,166,545 shares of common stock for services valued at $1,353,805, which includes services for website development, inventory valued at $138,000, and cash of $222,724, compensation valued at $262,762, commissions valued at $22,500. In addition, the Company issued 5,931,818 shares of common stock for cash in the amount of $231,050 and 1,813,637 shares of common stock as legal settlements valued at $262,500.

NOTE 6CSTOCK OPTIONS

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at July 1, 1999	1,200,000	$ 0.019
Granted	29,275,000	0.032
Exercised	(27,175,000) ------------	0.033 --------
Outstanding at June 30, 2000	3,300,000 ========	$ 0.027 ======
Options exercisable at June 30, 2000	3,300,000 ========	$ 0.027 ======
Weighted average fair value of options granted during year ended June 30, 2000	$0.032 ========
Options outstanding at July 1, 2000	3,300,000	$ 0.027
Granted	33,912,000	0.065
Exercised	(29,912,000) ------------	0.042 --------
Options outstanding at June 30, 2001	7,300,000 ------------	$ 0.11 ======
Options exercisable at June 30, 2001	7,300,000 ========	$ 0.11 ======
Weighted average fair value of options granted during the year ended June 30, 2001	$0.07 ========

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 6CSTOCK OPTIONS (continued)

During the year ended June 30, 2001, the Company granted 33,912,000 options of which 24,906,273 were issued for services and compensation, 1,240,000 were issued for video inventory and website development, 900,000 for equipment inventory and cash. 6,865,727 options were issued for cash.

The fair value of each option granted during fiscal 2001 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 6%, volatility of 30%. Expected life of 1 to 5 years and no expected dividends. The value of these options in the amount of $411,891 is included in operating expense in the accompanying financial statements.

NOTE 7 B RELATED PARTIES

During the year ended June 30, 2000, the Company=s officers, directors and board members were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the year ended June 30, 2001, the president was granted 7,342,000 common stock options, of which 3,842,000 have been exercised and recorded as compensation expense. See Note 6.

The president of the Company was the former sole shareholder of Video Movie House.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 10.

During the year ended June 30, 2000, the Company purchased 100,000 share of Lynx Express, Ltd. common stock for $1,000. This investment was made in order to satisfy a debt of the Company owed to its former president during 2000. The excess of the debt over the book value of the investment, in the amount of $5,220, was recorded in the financial statements as a portion of the forgiveness of debt. See Note 9.

At June 30, 2000, the Company=s president was the sole director of the Company=s board of directors. On August 1, 2000, another board member was appointed. The new board member was also appointed secretary of the Company and granted 450,000 options.

At June 30, 2001, the company owes its CFO $30,000 for three months of accrued salary and $1,935 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related party.

A certain shareholder was issued a valid option to purchase 1,200,000 shares of common stock at $0.019 per share in April 1999. When this shareholder was prepared to exercise these options, the Company had insufficient authorized capital available.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 7 B RELATED PARTIES (continued)

The Company authorized additional common stock in June 2000, however during this period the market price of the Company=s common stock dropped and the shareholder suffered a potential loss of approximately $480,000. First American=s management agreed to issue this shareholder an additional 1,200,000 options for common stock shares to compensate for this potential loss. The options were exercised and recorded as an operating expense.

The Company issued the former president of the Company 1,295,455 options for common stock to terminate his employment agreement. These options were exercised for $75,000 and the balance of $70,500 recorded as compensation expense.

NOTE 8 B COMMITMENTS AND CONTINGENCIES

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

Sales Commitment

The Company has a sales contract with Vesuvius Inc. for the sale of a KDS MicronexJ. The purchase price of the machine is $225,000 of which Vesuvius paid $112,500 as a non-refundable deposit. Under the terms of this agreement the KDS was to be delivered at the time of payment in full. Vesuvius cannot meet its obligation to pay the balance. First American and Vesuvius have reached an agreement that Vesuvius will find a third party, acceptable to First American, to purchase the KDS machine, and pay the balance due of $112,500. First American has agreed to apply the forfeited deposit to the sale if a third party is found.

Trust Account

The Company has $42,793 on deposit with an attorney in California. This amount was set aside to pay actual and prospective negotiated settlements with vendors and suppliers. See Note 9.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 9 B SEGMENT REPORTING

As described in Note 2, the Company has adopted SFAS No. 131. The Company=s operations are classified into two principal reporting segments that provide different products or services.

The table below presents information about the Company=s reportable segments:

For Year Ending June 30, 2001

	Videomoviehouse	First American Scientific Corp. 521 345 BC Ltd.	Eliminations	Consolidated
External revenue	$7,122	$-	$-	$7122
Intersegment revenue	- ------------	- ------------	- ------------	- ------------
Total net revenue	7,122 ========	225,000 ========	- ========	7,122 ========
Operating income (loss)	(21,151) ========	(2,720,513) ========	- ========	(2,741,664) ========
Depreciation and amortization	- ========	365,298 ========	- ========	365,298 ========
Interest expense	- ========	- ========	- ========	- ========
Net identifiable assets	$440,756 ========	$3,479,632 ========	$(456,533) ========	$3,463,855 ========
General corporate assets				-
Total assets				$3,463,855 ========

VidioMovieHouse.com, the first reportable segment, derives its revenue from sales of videos DVD=s, CD=s and advertising on its website.

First American Scientific Corp and 521345 BC Ltd., the second reportable segment, derive their revenues from the sale of KDS equipment throughout the United States and Europe.

The Company=s subsidiary, 521345 BC Ltd., provides research and development services exclusively to First American Scientific Corp.

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies. The Company allocates resources to and evaluates performance of its operating segments based on operating income.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2001

NOTE 10 B EXTRAORDINARY GAIN

Forgiveness of Debt

During the years ended June 30, 2001 and 2000, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in an extraordinary gain of $146,500 and $73,486 for June 30, 2001 and 2000, respectively.

NOTE 11 B SUBSEQUENT EVENTS

On June 11, 2001 the Board of Directors recommended and approved a motion that Videomoviehouse.com Inc. spin-off into its own separate fully reporting OTC Company. First American Scientific Corp. is taking steps to divest itself of Videomoviehouse.com.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements have been audited by Williams and Webster, P.C., Independent Certified Public Accountants, Bank of America Financial Center, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, as set forth in their report included herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position
Cal Kantonen	50	Chief Financial Officer, Treasurer, Director and Chairman of the Board
John Brian Nichols	64	President, CEO and member of the Board of Directors
David Gibson	59	Secretary and Director

Cal L. Kantonen - Chairmen of the Board of Directors, Treasurer and Chief Financial Officer.

Prior to joining the Company in 1999, Mr. Kantonen spent five years as a commercial lender with one of Canada=s largest financial institutions. Mr. Kantonen , CGA has been a member in good standing of the Certified General Accountants of British Columbia since 1984, during which time he practiced in the field of public accounting for 10 years providing taxation and business advice to small business. Mr. Kantonen specializes in developing and implementing financial solutions for business facing financial and structural difficulties.

John Brian Nichols - President, Chief Executive Officer and a member of the Board of Directors.

For the past 32 years, Mr. Nichols has been a self-employed producer and marketer of a live entertainment show and circus which plays in over in 260 cities annually in Canada and the USA.

David L. Gibson - Secretary and member of the Board of Directors

Mr. Gibson received a BA in Economics and Political Science in 1968 and obtained his law degree from the University of British Columbia in 1971. Mr. Gibson has been in the practice of law in Canada for the past 30 years specializing in the areas of corporate law, commercial practices and estate planning.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.

The following table sets forth the compensation paid by the Company for each officer and director of the Company during the past three years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
John Brian Nichols President	2001 2000 1999	30,000 0 0	25,000 0 0	0 0 0	0 0 0	1,000,000 0 0	0 0 0	0 0 0
Cal Kantonen Treasurer	2001 2000 1999	82,000 68,000 0	50,000 0 0	0 0 0	0 0 0	2,500,000 0 0	0 0 0	0 0 0
David Gibson Secretary	2001 2000 1999	40,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Gary Burnie (resigned on February 8, 2000)	2001 2000 1999	0 0 20,000	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

The Company anticipates paying the following salaries in 2001, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen John Brian Nichols David Gibson	President and CEO Treasurer and CFO Secretary	2001 2001 2001	$ 120,000 $ 120,000 $ 40,000

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

Option/SAR Grants.

The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Cal Kantonen Brian Nichols	1,000,000 500,000 500,000 500,000 500,000 250,000 250,000	100% 100%	0.05 0.10 0.25 0.35 0.05 0.025 0.10	09/30/02 09/30/02 09/30/02 09/30/02 09/30/02 09/30/02 09/30/02

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

Name and address of owner	Number of Shares	Position	Percent of Class
Cal Kantonen 1492 Frederick Rd North Vancouver, B.C. Canada V7K 1J7	6,020,000	Chairman of Board of Directors, Treasurer and Chief Financial Officer	4.6%
John Brian Nichols 586 Washington Crescent Courtenay, BC	881,700	President, CEO and Director	0.7%
David Gibson 505 5th Ave Courtenay, BC	200,000	Treasurer and Director	0.02%
All officers and directors as a group (3)	7,101,000		5.32%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On or about May 14, 1999, the Company issued 1,000,000 shares of common stock to Gary Burnie, President as compensation upon the exercise of certain stock options issued pursuant to the Company's Form S-8 registration statement. The shares were issued pursuant to Section 5 of the Securities Act of 1933.

On September 30, 1999, the Company purchased all outstanding shares of VMH VideoMovieHouse.com Inc. from Mr. Kantonen for US$250,000 cash.

On December 3, 1999, the Company granted stock options for 1,725,000 shares exercisable at $0.001 to Mr. Kantonen in lieu of salary as CEO for the year ending Dec1, 2000.

On October 1, 2000, the Company granted to Mr. Kantonen stock options for 4,000,000 shares exercisable at $0.05, 500,000 options exercisable at $0.10, 500,000 options exercisable at $0.25 and 500,000 options exercisable at $0.35 .

On October 1, 2000 the Company granted to Mr. Nichols stock options for 1,000,000 shares exercisable at $0.05, 250,000 options exercisable at $0.025 and 250,000 exercisable at $0.10.

In April 2001, the Company granted stock 20,000 stock options to Mr. Gibson exercisable at $0.20.

Recent Sales of Unregistered Securities

During the fiscal period ending June 30, 2001, the Company settled various accounts owing by issuance of common stock as follows:

M. Dimich
C. Kantonen
B. Nichols
D. Gibson
R. Parrat
J.K. Lovelock
J. Martin
J. Holland
C. Squire
D. Ginther
T. Ginther
Dr. J. Moore
P.E. Coulter
S. Gaspar
S. Gaspar
W. Silvestri
E. Silvestri
G. Burnie
G. Burnie
C. Kantonen
B. Nichols
M. Ouimet
A. Griffiths
K. Ghanei
J. Carroll
J. Lovelock

Legal fees
Management bonus
Management bonus
Directors fees
Consulting fee
Legal settlement
Consulting fee
Wages
Consulting fee
Consulting fee
Consulting fee
Engineering
Engineering
Salary/Bonus
Inventory
Consulting
Consulting
Consulting
Expenses
Salary
Salary
Computer tech
Consulting
Public relations
Accounts payable
Consulting

$ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $ $	42,500 50,000 25,000 40,000 25,000 12,000 35,000 17,000 5,400 2,000 2,000 2,500 3,000 75,250 36,000 15,000 7,500 50,000 17,500 68,000 34,000 1,000 15,000 8,000 9,050 10,000

1,000,000 common shares 1,000,000 common shares
500,000 common shares
200,000 common shares
125,000 common shares
1,200,000 common shares
450,000 common shares
400,000 common shares
90,000 common shares
200,000 common shares
200,000 common shares
250,000 common shares
300,000 common shares
950,000 common shares
350,000 common shares
1,000,000 common shares
500,000 common shares
1,000,000 common shares
350,000 common shares
2,000,000 common shares
1,000,000 common shares
100,000 common shares
1,000,000 common shares
100,000 common shares
90,000 common shares
200,000 common shares

On or about the 27th of March, 2001, the Company sold 1,000,000 shares of Common Stock in consideration of $80,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Walter Silvestri and its address is Suite 14, - 2663 Kilpatrick Avenue, Courtenay, British V9N 7C8. applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

On or about the 19th day of January 2001, the Company sold 1,000,000 shares of Common Stock in consideration of $60,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Al Griffith and its address is Suite 310, R.R.3, Main Station, Courtenay, V9N 5M8. The applicable restricted period as to the shares under Regulation S was forty (40) days since the Company is required to file reports with the Securities and Exchange Commission.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 8.

(b) Reports on Form 8-K.

None

(c) Exhibits

The following documents are incorporated herein by reference from the Company's Form 10 as filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1 3.2 4.1 10.1 10.2 10.3 10.4 10.5 28.1

Articles of Incorporation of First American Scientific Corporation.
Bylaws of First American Scientific Corporation.
Specimen Stock Certificate
License Agreement with Spectrasonic Corp.
Westmoreland Capital Corp Agreement.
Gross Royalty Agreement between Strategic International Inc. and the Company.
Lease between the Company and Spectrasonic.
Agreement between LCM Equity, Inc and the Company.
Consultant and Employee Stock Compensation Plan.

The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange Commission in 1996.

Exhibit No.	Description
10.6	Nonqualifying Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-K for the period ending June 30, 1996.

Exhibit No.	Description
10.7 10.8	Loan Agreement between Knowlton Capital, Inc and the Company. License Agreement between the Company and Spectrasonic Corp dated May 17, 1996.

The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1997:

Exhibit No.	Description
3.3	Articles of Incorporation of 521345 B.C. Ltd.

The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1998:

Exhibit No.	Description
3.4 10.9	Amended Articles of Incorporation. Agreement with Green Leaf Fibre Company Ltd. (GLF)

The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange Commission in 1999.

Exhibit No.	Description
10.10	Nonqualifying Stock Option Plan.

The following documents are filed as part of this June 30, 1999 Form 10-K:

Exhibit No.	Description
10.11 10.12 10.13	Agreement with Ashford Holdings, Ltd. Agreement regarding acquisition of VMH VideoMovieHouse.com, Inc. Letter of Intent with Fortune Resources Corporation

The following documents are incorporated herein by reference from the Company's Form S-8, SEC file #333-40234, as filed with the Securities and Exchange Commission on June 27, 2000.

Exhibit No.	Description
3.5 10.14	Amendment Articles of Incorporation as at June 12, 2000. 2001 Nonqualifying Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB for the period ended June 30, 2000.

Exhibit No.	Description
10.15	Conditional Agreement with Henry Stritek

The following documents are incorporated herein by reference from the Company=s Form S-8, SEC file #333-59926, as filed with the Securities and Exchange Commission on May 1, 2001.

Exhibit No.	Description
10.16	2001A Nonqualifying Stock Option Plan.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
BY:	/s/ C. L. Kantonen C. L. Kantonen Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Cal Kantonen Cal Kantonen	Chairman of the Board of Directors, Treasurer and Chief Financial Officer	September 28, 2001
/s/ Brian Nichols John Brian Nichols	President, Chief Executive Officer and member of the Board of Directors	September 28, 2001
________________________ David Gibson	Secretary and member of the Board of Directors	September __, 2001