Form 10QSB
period 2001-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2001-11-14
CIK 1002822

=====================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 132,433,018

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT=S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders= equity and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company=s management.

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

The financial statements for the year ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated September 14, 2000, but we have not performed any auditing procedures since that date.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 9, 2001

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS

	September, 30 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$7,996	$182,829
Accounts receivable	37,348	6,628
Trust account	-	42,793
Prepaid expenses	-	32,607
Inventory	308,346 ----------------	173,939 ----------------
TOTAL CURRENT ASSETS	353,690 ----------------	438,796 ----------------

PROPERTY AND EQUIPMENT
Property and equipment	1,464,669	1,455,787
Less: Accumulated depreciation	(408,038) ----------------	(378,886) ----------------
TOTAL PROPERTY AND EQUIPMENT	1,056,631 ----------------	1,076,901 ----------------

OTHER ASSETS
Technology rights - net of amortization	1,343,764	1,375,775
Investment in technology	250,000	250,000
Website	126,021	126,021
Patents and manufacturing rights - net of amortization	180,729	184,930
Deposits	11,433 ----------------	11,433 ----------------
TOTAL OTHER ASSETS	1,911,947 ----------------	1,948,159 ----------------

TOTAL ASSETS	$3,322,268 ========	$3,463,856 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$168,851	$122,748
Accounts payable to related party	86,737	31,937
Deposit on sale	17,500 ----------------	17,500 ----------------
TOTAL CURRENT LIABILITIES	273,088 ----------------	172,185 ----------------

COMMITMENTS AND CONTINGENCIES	- ----------------	- ----------------

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized;132,433,018 and 130,733,018 shares issued and outstanding, respectively	132,433	130,733
Additional paid-in capital	10,064,834	9,959,034
Stock options	194,710	218,210
Stock subscriptions	(37,500)	-
Accumulated deficit	(7,301,341)	(7,013,749)
Accumulated other comprehensive income (loss)	(3,956) ----------------	(2,557) ----------------
TOTAL STOCKHOLDERS' EQUITY	3,049,180 ----------------	3,291,671 ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,322,268 ========	$3,463,856 ========

See accompanying notes and accountant=s review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2000
	(unaudited)	(unaudited)

REVENUES	$81,898	$-

COST OF SALES	35,404 ------------	- ------------

GROSS PROFIT	46,494	-

OPERATING EXPENSES
Advertising	7,284	-
Amortization	36,212	-
Depreciation	29,154	-
General and administrative	261,436 ------------	684,951 ------------
TOTAL OPERATING EXPENSES	334,086 ------------	684,951 ------------

LOSS BEFORE INCOME TAXES	(287,592)	(684,951)

INCOME TAXES	- ------------	- ------------

NET LOSS	(287,592)	(684,951)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(1,399) ------------	(951) ------------

COMPREHENSIVE NET LOSS	$(288,991) ========	$(685,902) ========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.002) ========	$(0.006) ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	131,416,351 ========	107,654,566 ========

See accompanying notes and accountant=s review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Options	Stock Subscriptons Receivable	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2000	100,821,018	$100,821	$7,495,605	$-	$-	$(4,533,197)	$(213)	$3,063,016

Issuance of options for compensation and consulting services	-	-	-	411,891	-	-	-	411,891

Common stock issued for cash, compensation, services and other expenses at an average of $0.09 per share	11,717,000	11,717	1,156,507	(107,809)	-	-	-	1,060,415

Common stock issued for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	-	44,050

Common stock issued for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	-	105,000

Common stock issued for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	-	111,865

Common stock issued for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	-	13,345

Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	-	241,534

Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	-	356,451

Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	-	-	-	-	82,000

Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	-	262,500

Common stock issued for commissions at $0.11 per share	204,545	205	22,295	-	-	-	-	22,500

Foreign currency translation gain (loss)	-	-	-	-	-	-	(2,344)	(2,344)

Net loss for the year ended June 30, 2001	- ----------------	- ----------------	- ----------------	- ----------------	- ----------------	(2,480,552) ----------------	- ----------------	(2,480,552) ----------------

Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	-	(7,013,749)	(2,557)	3,291,671

Common stock issued as compensation at $0.50 per share	700,000	700	56,800	(23,500)	-	-	-	34,000

Common stock issued for cash at $0.05 per share	1,000,000	1,000	49,000	-	(37,500)	-	-	12,500

Foreign currency translation gain (loss)	-	-	-	-	-	-	(1,399)	(1,399)

Net loss for the three months ended September 30, 2001 (unaudited)	- ----------------	- ----------------	- ----------------	- ----------------	- ----------------	(287,592) ----------------	- ----------------	(287,592) ----------------
	132,433,018 ========	$132,433 ========	$10,064,834 ========	$194,710 ========	$(37,500) ========	$(7,301,341) ========	$(3,956) ========	$3,049,180 ========

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30, 2001		Three Months Ended September 30, 2000
	(unaudited)		(unaudited)
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
Net loss		$(287,592)		$(684,951)
Depreciation and amortization		65,366		85,601
Adjustments to reconcile net loss to net cash
used by operations:
Services paid by issuance of stock		-		542,130
Compensation and other expenses paid with stock		34,000		-
Amounts used from trust for accounts payable		42,793		-
Decrease (increase) in accounts receivable		(30,720)		-
Decrease (increase) in inventory		(134,407)		-
Decrease (increase) in deposits and prepaid expenses		32,607		(58,000)
(Decrease) increase in accounts payable		46,103		48,298
(Decrease) increase in litigation reserve		54,800 ------------		- ------------
Net cash (used) in operating activities		(177,050) ------------		(66,922) ------------

CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
Purchase of property, plant and equipment
Investment in technology		(8,884) ------------		(1,622) ------------
Net cash used in investing activities		(8,884) ------------		(1,622) ------------

CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Proceeds from sales of stock		12,500 ------------		88,200 ------------
Net cash provided by financing activities		12,500 ------------		88,200 ------------

NET INCREASE (DECREASE) IN CASH		(173,434)		19,656
Other comprehensive loss		(1,399)		(951)

CASH - Beginning of year		182,829 ------------		42,420 ------------

CASH - End of year		$7,996 ========		$41,469 ========

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$	- ========	$	- ========
Income Taxes	$	- ========	$	- ========

NON-CASH TRANSACTIONS:
Common stock issued for services rendered		$34,000		$542,130

See accompanying notes and accountant=s review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

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

The Company, through its wholly owned subsidiary, VMH, has developed an internet sales site known as VMH Videomoviehouse.com Inc. The site is designed to sell videos, CDs and books and, as technology advancements permit, is expected to become a virtual video rental store.

In September 1999, the Company entered into an agreement with VMH Videomoviehouse.com Inc., (AVMH@) a British Columbia company whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD=s, and CD=s through the internet and the technology.

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
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,301,341 through September 30, 2001 and has very limited sales volume. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company=s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
September 30, 2001

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

At September 30, 2001, the Company had net deferred tax assets of approximately $750,000, principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2001.

At September 30, 2001, the Company has net operating loss carryforwards of approximately $5,000,000, which expire in the years 2015 through 2020. The Company recognized approximately $2,000,000 of losses for the issuance of restricted common stock and stock options for services in 2001, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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
September 30, 2001

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

Product costs include all direct material, labor costs and related indirect costs. Changes in job performance, job conditions, and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Inventory

Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

September 30, 2001
Finished goods - videos	$ 47,483
Finished goods - machines	260,863 ------------
$308,346 ========

Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 2 B SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting pronouncements (continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

September 30, 2001
Kinetic disintegration equipment	$ 1,302,110
Plant assets and equipment	99,860
Office equipment	57,223
Leasehold improvements	5,476 ------------
Total assets	1,464,669
Less accumulated depreciation	(408,563) ------------
$ 1,056,631 ------------

Depreciation and amortization expense for the year ended September 30, 2001 was $29,154. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,047,000, which the Company paid by issuing to Spectrasonic 5,500,000 shares of First American common stock (with an aggregate deemed value of $802,000) and paid $168,000 in varying installment amounts between September 30, 1996 and January 2, 1997. The Company recognized $77,000 in forgiveness of debt, which has been recorded as additional paid-in capital.

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

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are five and fifteen years.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 4 B TECHNOLOGY RIGHTS AND PATENTS (continued)

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

September 30, 2001

VMH Videomoviehouse.com Inc. Website	$ 126,021
VMH Videomoviehouse.com Inc technology assets	250,000
Technology license and rights	1,905,000
Patents and manufacturing rights	250,000 ------------
2,531,021
Less accumulated amortization	(603,507) ------------
$1,900,514 -----------

NOTE 5 B COMMON STOCK

During the three months ended September 30, 2001, the Company issued from options 700,000 shares of common stock as compensation valued at $34,000 and 1,000,000 shares of common stock for $12,500 and a subscription receivable of $37,500.

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

By September 30, 2000, the Company had issued 1,000,000 shares of common stock in settlement of accounts payable of $17,500; 4,500,000 common stock shares in a settlement agreement of the balance due on the technology licenses for $225,000, 2,000,000 common stock shares for the purchase of two KDS machines valued at $100,000; and 9,075,000 common stock shares for services and expenses of $156,750, of which $34,000 was considered prepaid.

During the year ended September 30, 2000, the Company issued 18,100,000 common stock shares for cash totaling $550,500.

In June 2000, an amendment to the Company=s articles of incorporation was approved, which increased the Company=s authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 6CSTOCK OPTIONS

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2000	3,300,000	$ 0.027
Granted	33,912,000	0.065
Exercised	(29,912,000) ------------	0.042 --------
Options outstanding at June 30, 2001	7,300,000 ========	$ 0.11 =====

Options exercisable at June 30, 2001	7,300,000 ========	$ 0.11 =====

Options outstanding at July 1, 2001	7,300,000	$ 0.11
Granted	-	-
Exercised	(1,700,000) ----	$ 0.05 -------
Options outstanding at September 30, 2001	5,600,000 ========	$ 0.13 =====

Options exercisable at September 30, 2001	5,600,000 ========	$ 0.13 =====

Weighted average fair value of options granted during the three months ended September 30, 2001	$0.00 ========

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 7 B RELATED PARTIES

During the year ended June 30, 2000, the Company=s officers, directors and board members were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the year ended June 30, 2001 the Company=s president was granted 7,342,000 common stock options, of which 3,842,000 were exercised and recorded as compensation expense. See Note 6.

The president of the Company was the former sole shareholder of VMH Videomoviehouse.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 9.

At September 30, 2001, the Company owed its officers $80,000 for three months of accrued salary and $6,737 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related party.

One of the Company=s shareholders was issued a valid option to purchase 1,200,000 shares of common stock at $0.019 per share in April 1999. When this shareholder was prepared to exercise these options, the Company had insufficient authorized capital available.

The Company authorized additional common stock in June 2000, however during this period the market price of the Company=s common stock dropped and the shareholder suffered a potential loss of approximately $480,000. First American=s management agreed to issue this shareholder an additional 1,200,000 options for common stock shares to compensate for this potential loss. The options were exercised and recorded as an operating expense in the year ended June 30, 2001.

The Company issued the former president of the Company 1,295,455 options for common stock to terminate his employment agreement. These options were exercised for $75,000 and the balance of $70,500 recorded as compensation expense in the year ended June 30, 2001.

NOTE 8 B COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 8 B COMMITMENTS AND CONTINGENCIES (continued)

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease expired on April 14, 1998. Negotiations with a proposed joint venture partner to operate this facility have ended in dispute between the parties and operations of the plant have ceased. It appears that the legal issues which relate to control and possession of the property and equipment are near resolution. At the present time, the Company is utilizing the facility for storage of equipment. No rental payments have been made since the expiration of this lease.

Sales Commitment

The Company has a sales contract with Vesuvius Inc. (hereinafter AVesuvius@) for the sale of a KDS Micronex(TM). The purchase price of the machine is $225,000 of which Vesuvius paid $112,500 as a non-refundable deposit. Under the terms of this agreement, the KDS machine was to be delivered at the time of payment in full. Because Vesuvius could not meet its obligation to pay the balance, First American and Vesuvius subsequently reached an agreement wherein Vesuvius would find a third party acceptable to First American to purchase the KDS machine and pay the balance due of $112,500. First American has agreed to apply the forfeited deposit to the sale if a third party is found. This amount was recognized as revenue during the year ended June 2001.

NOTE 9 B SEGMENT REPORTING

As described in Note 2, the Company has adopted SFAS No. 131. The Company=s operations are classified into two pricipal reporting segments that provide different products or services.

The table below presents information about the Company=s reportable segments:

For Three Months Ending September 30, 2001

	VMH Videomoviehouse. com Inc.	First American Scientific Corp. 521 345 BC Ltd.	Eliminations	Consolidated
External revenue	$ 81,898	$ -	$ -	$ 81,898
Intersegment revenue	- ------------	- ------------	- ------------	- ------------
Total net revenue	$ 81,898 ------------	$ - ------------	$ - ------------	$ 81,898 ------------
Operating income (loss)	$ (14,409) ------------	$ (273,183) ------------	$ - ------------	$ (287,592) ------------
Depreciation and amortization	$ - ------------	$ 65,366 ------------	$ - ------------	$ 65,366 ------------
Interest expense	$ - ------------	$ - ------------	$ - ------------	$ - ------------

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2001

NOTE 9 B SEGMENT REPORTING (continued)

For Three Months Ending September 30, 2001

	VMH Videomoviehouse. com Inc.	First American Scientific Corp. 521 345 BC Ltd.	Eliminations	Consolidated
Net identifiable assets	$ 451,957 ------------	$ 3,630,534 ------------	$ (760,223) ------------	$ 3,322,268 ------------
General corporate assets				-
Total assets				$ 3,322,268 ------------

VMH Videomoviehouse.com Inc., the first reportable segment, derives its revenue from sales of videos DVD=s, CD=s and advertising on its website.

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

NOTE 10 B EXTRAORDINARY GAIN

Forgiveness of Debt

During the years ended June 30, 2001 and 2000, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in an extraordinary gain of $146,500 and $73,486 for the years ending June 30, 2001 and 2000, respectively.

NOTE 11 B SUBSEQUENT EVENTS

On June 11, 2001 the Board of Directors recommended and approved a motion that VMH Videomoviehouse.com Inc. spin off into its own separate fully reporting OTC Company. First American Scientific Corp. is taking steps to divest itself of VMH Videomoviehouse.com Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. The dispute, where the Company is the plaintiff, is still before the courts to resolve the legal issues surrounding the matter and to regain control of the equipment. There are two fully operational KDS machines and complete material handling systems and bagging equipment belonging to the Company on the site.

The Company irrevocably acquired all patent rights to the KDS technology in December 1999, free and clear of all encumbrances or future royalty obligations. In April 2001, the Company filed for two new process patents, one for the cryogenic freezing and shattering scrap rubber, and the other for extraction of precious metals using the KDS equipment. Both applications are patent pending status.

In June 2000, the Company reclaimed one of its KDS systems and relocated to a temporary site near Vancouver, British Columbia, Canada where it is now being used for sales demonstrations and for testing of improvements to the technology.

Research and development of the KDS system at the Company=s research facility in Ireland has been finalized with marginal success with rubber and human waste. Negotiations are currently in progress to move the equipment to a location outside Dublin to be put into production processing a combination of food and wood waste. Details of the negotiations will be announced soon as they are finalized.

On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares which was subsequently ratified by a majority of all shareholders. As of September 30, 2001, there were 132,433,018 shares issued and outstanding.

Construction of the new Cloverdale demonstration and sales center was delayed due to problems encountered by the landlord with the engineered roof trusses. We are now advised that the landlord has resolved the issue surrounding the roof trusses, has received the required municipal approvals and expects to be in a position to give the Company occupancy of the building sometime in November 2001. The sales offices, located adjacent to the proposed demonstration center on the same property, was completed and occupied by the Company in July 2001. The landlord=s delay in the completion of the building to house our Cloverdale test center has proven to be costly to the Company in lost opportunity and sales. Other locations are being considered, including a cooperative arrangement with B & B Poultry Waste Management Inc, to use their facilities for high volume testing.

Development of the Internet site VideoMovieHouse.com is complete with and the site was launched and open for business on May 15, 2001. The site initially offers catalogue merchandise for sale over the Internet, and plans to develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation. Plans are currently underway to Aspin off A the business which will be taken public based on its own merits. Documents have been filed with the SEC and are currently under their review.

The Company continues to focus on strengthening its balance sheet with current assets of $353,690 and current liabilities of $273,088 providing for a positive working capital ratio of 1.3 to 1. This compares to current assets of $438,796 and current liabilities of $172,185 as of June 30, 2001. As of September 30, 2001, the Company had $7,996 cash on hand which is insufficient to maintain its operation for the short term, however, there are sales of two machines pending which should provide cash receipts of $247,500 before the end of November 2001 and the balance of $243,500 before year end. Should these payments materialize, the Company will have sufficient cash to sustain its operations for at least the next year, otherwise the Company will need to raise capital to continue its operation and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

Results of Operations - Quarter Ended September 30, 2001

Revenue from internet video sales by VideoMovieHouse.com was US$81,898 for the quarter or an average of $27,229 per month for its first three months of full time operation. Sales for October 2001 were $41,508, and continue to grow in November 2001 averaging $2,350 per day for the first ten days. The current break even point for VideoMovoeHouse.com is US$40,000 per month, which has been reached in October 2001 and, if current growth continues, VideoMovieHouse.com will show a profit during the month of November, ahead of schedule after only five months into its operation.

The Company has three sales pending KDS systems. According to accepted accounting policy, these revenues will be booked when the equipment is delivered. Deposits of US$130,000 have been received to date. In September 2001, Vesuvius Inc requested permission to assign their purchase agreement for one machine to a third party, as they were pursuing other avenues of business. The Company advised the customer that it would consider assigning the agreement to a Aqualified A entity, but advised that the US$112,500 deposit received is now considered non-refundable. The equipment is completed, but will be held in inventory and not delivered until new arrangements are made. Subsequent to the date of these statements, one of the machines ordered by B & B Poultry Waste Management Inc. was delivered.

The KDS machine previously located in Tonasket, Washington was moved to Vancouver in July 2000. It has been completely retrofitted and is being used for research, testing and demonstrations on various types of products. Improvements are continually being made to the equipment and a new, more powerful machine, the KDS 250 has also been constructed and is operation at the same location. The more powerful machine was need to process feedstock, such as biomass, which has a higher moisture content than industrial minerals. Further design modifications have been made to attach an auxiliary water extraction system to the exhaust blower to further enhance the drying process. These improvements are in the process of being tested. Results will be announced when they become available.

In August 2000, the Company entered into an agreement with Beaupre Explorations Ltd. to redesign the KDS machine to extract gold from ore taken from Beaupre=s gold claims on Valentine Mountain near Sooke, British Columbia, Canada. The implementation of the agreement was dependant on the Company first patenting the process, then proving sufficient production volume to make the project economically viable. After extensive testing and re-design, in September 2001, Dr. Robert Salter PhD, P.Eng, mining consultant issued a report indicating that, after makings several recommended changes, the KDS equipment is capable of processing 43 tons of ore per day, sufficient to move the project to the next Phase. In preparation for final bench testing, a KDS 300 system will be moved to Sooke, British Columbia before the end of the year to directly process Beaupre ore. If successful, a 50/50 joint venture partnership between Beaupre and the Company will be implemented.

In March 2001, the Company entered into an agreement with P.E. Coulter P.Eng, to re-design the KDS system to cryogenically freeze and process scrap rubber. The system was designed and patented (pending) in April 2001. Subsequently, Coulter and his investment group, under the new name Rubber Black Inc., have agreed to purchase one used KDS system and reconfigure it to process scrap rubber, subject to proving commercial viability of the cryogenic process. Upon satisfactory completion of final bench testing in Vancouver planned for November 2001, the equipment will be moved to Ontario, Canada. The Company is to receive royalties on all rubber processed by the system.

In September 2001, the Company signed a letter of intent with Thermix Combustion Systems Inc. to combine their dust burning and combustion control technology with the Company=s KDS disintegration technology to create a new process for turning wood and pulp waste into BTUs. A new Company is being incorporated AAlternative Green Energy Systems Inc.A (AGES) which will be owned 50/50 by the Company and Thermix. The KDS equipment is being re-designed by Thermix engineers to adapt to the combined system and Thermix management and engineering staff will market the combined system to their existing clients in the forestry and pulp and paper industry. Responsibility for continuing technical discussions and testing for the Honeywell proposal will now be handled by AGES.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

The Company rents office space in West Vancouver, and Cloverdale, British Columbia, Canada which serve as administrative and sales offices. The Cloverdale demonstration site is currently under construction and is expected to be operational before the end of the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of November, 2001.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)
By:	/s/ C. Kantonen C. Kantonen, President, Chief Financial Officer and Chairman of the Board of Directors