Form 10QSB
period 2001-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2002-02-14
CIK 1002822

=============================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0338315 (IRS Employer Identification Number)

100 Park Royal South
Suite 200
West Vancouver, British Columbia V7T 1A2
(Address of principal executive offices)

(604) 575-3006
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001: 135,533,018.

=============================================================================

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended December 31, 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated September 14, 2001 but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $7,569,760 at December 31, 2001 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 13, 2002

PART I.

ITEM 1. - FINANCIAL STATEMENTS
FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	December 31, 2001 (Unaudited)	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$32,241	$182,829
Accounts receivable	50,045	6,628
Trust account	-	42,793
Prepaid expenses	-	32,607
Inventory	374,918	173,939
TOTAL CURRENT ASSETS	457,204	438,796

PROPERTY AND EQUIPMENT
Property and equipment	1,480,955	1,455,787
Less: Accumulated depreciation	(462,182)	(378,886)
TOTAL PROPERTY AND EQUIPMENT	1,018,773	1,076,901

OTHER ASSETS
Technology rights, net of amortization	1,311,754	1,375,775
Investment in technology and website, net of amortization	319,795	376,021
Patents and manufacturing rights, net of amortization	176,528	184,930
Deposits	13,669	11,433
TOTAL OTHER ASSETS	1,821,746	1,948,159
TOTAL ASSETS	$3,297,723 ============	$3,463,856 ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$138,530	$122,748
Accounts payable to related party	157,432	31,937
Deposit on sale	17,500	17,500
TOTAL CURRENT LIABILITIES	313,462	172,185
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; 135,533,018 and 130,733,018 shares issued and outstanding, respectively	135,533	130,733
Additional paid-in capital	10,227,734	9,959,034
Stock options	194,710	218,210
Accumulated deficit	(7,569,760)	(7,013,749)
Accumulated other comprehensive income (loss)	(3,956)	(2,557)
TOTAL STOCKHOLDERS' EQUITY	2,984,261	3,291,671

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,297,723 ============	$3,463,856 ============

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31, 2001 (unaudited)	Three Months Ended December 31, 2000 (unaudited)		Six Months Ended December 31, 2001 (unaudited)	Six Months Ended December 31, 2000 (unaudited)

REVENUES	$347,501		$-	$429,399	$-

COST OF SALES	201,741		-	237,145	-

GROSS PROFIT	145,760		-	192,254	-

OPERATING EXPENSES
Advertising	-		-	7,284	-
Sales expenses	71,479		-	71,479	-
Amortization	128,034		-	164,246	-
Depreciation	24,990		-	54,144	-
General and administrative	135,719		255,348	451,112	1,014,009
TOTAL OPERATING EXPENSES	288,743		255,348	676,786	1,014,009

LOSS BEFORE INCOME TAXES	(214,462)		(255,348)	(556,011)	(1,014,009)

INCOME TAXES	-		-	-	-

NET LOSS	(214,462)		(255,348)	(556,011)	(1,014,009)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(1,399)		(1,393)	(1,399)	(2,344)

COMPREHENSIVE NET LOSS	$(215,861) ==========		$(256,741) ==========	$(557,410) ==========	$(1,016,353) ==========

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.002) ==========	$	nil ==========	$(0.004) ==========	$(0.01) ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	134,266,355 ==========		114,249,308 ==========	133,374,685 ==========	110,233,233 ==========

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Options	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2000	100,821,018	$100,821	$7,495,605	$-	$(4,533,197)	$(213)	$3,063,016
Issuance of options for compensa-tion and consulting services	-	-	-	411,891	-	-	411,891

Common stock issued for cash, compensation, services and other expenses at an average of $0.09 per share	11,717,000	11,717	1,156,507	(107,809)	-	-	1,060,415

Common stock issued for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	44,050

Common stock issued for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000

Common stock issued for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	111,865

Common stock issued for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345

Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	241,534

Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	356,451

Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	-	-	-	82,000

Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	262,500

Common stock issued for commissions at $0.11 per share	204,545	205	22,295	-	-	-	22,500

Foreign currency translation gain (loss)	-	-	-	-	-	(2,344)	(2,344)

Net loss for the year ended June 30, 2001	-	-	-	-	(2,480,552)	-	(2,480,552)

Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671

Common stock issued as compensation at $0.50 per share	2,300,000	2,300	135,200	(23,500)	-	-	114,000

Common stock issued for cash at $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000

Common stock issued for services at $0.06 per share	500,000	500	30,500	-	-	-	31,000

Foreign currency translation gain (loss)	-	-	-	-	-	(1,399)	(1,399)

Net loss for the six months ended December 31, 2001 (unaudited)	-	-	-	-	(556,011)	-	(556,011)

Balance, December 31, 2001, (unaudited)	135,533,018 =============	$135,533 =========	$10,227,734 ============	$194,710 ===========	$(7,569,760) ===========	$(3,956) ===========	$2,984,261 ==========

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2001 (unaudited)		Six Months Ended December 31, 2000 (unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss		$(556,011)		$(1,014,009)
Depreciation and amortization		218,390		170,927
Options issued for services and compensation		-		327,657
Adjustments to reconcile net loss to net cash used by operations:
Services paid by issuance of stock		-		324,547
Compensation and other expenses paid with stock		145,000		-
Amounts used from trust for accounts payable		42,793		-
Decrease (increase) in accounts receivable		(43,417)		-
Decrease (increase) in inventory		(200,979)		-
Decrease (increase) in deposits and prepaid expenses		32,607		(21,000)
(Decrease) increase in accounts payable		75,782		30,140
(Decrease) increase in accounts payable, related party		65,495		-
Net cash (used) in operating activities		(220,340)		(181,738)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Purchase of equipment		(22,729)		(3,300)
Investment in technology		(8,884)		(1,622)
Net cash used in investing activities		(31,613)		(4,922)

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Deposits		(2,236)		-
Proceeds from sales of stock		105,000		150,700
Net cash provided by financing activities		102,764		150,700

NET INCREASE (DECREASE) IN CASH		(149,189)		(35,960)
Other comprehensive loss		(1,399)		(2,344)
CASH - Beginning of year		182,829		42,420
CASH - End of period		$32,241 ===========		$4,116 ===========

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$	- ===========	$	- ===========
Income Taxes	$	- ===========	$	- ===========

NON-CASH TRANSACTIONS:
Common stock issued for compensation and services rendered		$145,000 ===========	$	- ===========

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Vancouver, British Columbia, Canada.

The Company, through its wholly owned subsidiary, VMH, has developed an internet sales site known as VMH Videomoviehouse.com Inc. The site is designed to sell videos, CDs and books and, as technology advancements permit, is expected to become a virtual video rental store.

In September 1999, the Company entered into an agreement with VMH Videomoviehouse.com Inc., ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet.

The Company formed 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services exclusively to First American Scientific Corp. that are eligible for Canadian research and development credits and, when feasible, operate a profitable production facility in Canada.

The Company's year-end is June 30th.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,569,760 through December 31, 2001 and has very limited sales volume. The Company is currently putting technology in place which will, if successful, mitigate these factors which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2001 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $848,000 principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has net operating loss carryforwards of approximately $5,500,000, which expire in the years 2015 through 2020. The Company recognized approximately $145,000 of losses for the issuance of restricted common stock and stock options for services in fiscal 2002, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The components of inventory are as follows:

December 31, 2001
Finished goods - videos	$57,720
Finished goods - machines	317,198
$374,918 ================

Accounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long -lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company's results of operations or financial position.

Comprehensive Income
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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

December 31, 2001
Kinetic disintegration equipment	$1,364,480
Plant assets and equipment	112,176
Office equipment	58,823
Leasehold improvements	5,476
Total assets	$1,540,956
Less accumulated depreciation	462,182
$1,018,773 ===============

Depreciation and amortization expense for the six months ended December 31, 2001 was $218,390. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Technology Licenses
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000. Since then, modifications were made to the first KDS machine, bringing its total cost to $440,740. This machine was transferred to the Company's subsidiary, 521345 BC Ltd., at its book value of $55,669.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

December 31, 2001

VMH Videomoviehouse.com Inc. Website	$126,155
VMH Videomoviehouse.com Inc technology assets	250,000
Technology license and rights	1,905,000
Patents and manufacturing rights	250,000
$2,531,115
Less accumulated amortization	723,078
$1,808,077 ============

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 5 - COMMON STOCK

During the six months ended December 31, 2001, the Company issued from options 2,800,000 shares of common stock as compensation valued at $145,000, and 2,000,000 shares of common stock for $105,000 in cash.

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

NOTE 6 - STOCK OPTIONS

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 6-STOCK OPTIONS (continued)

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2000	3,300,000	$0.027
Granted	33,912,000	0.065
Exercised	(29,912,000)	0.042
Options outstanding at June 30, 2001	7,300,000 ==========	$0.11 ==========

Options exercisable at June 30, 2001	7,300,000 ==========	$0.11 ==========

Options outstanding at July 1, 2001	7,300,000	$0.11
Granted	650,000	0.08
Exercised	(2,800,000)	0.05
Options outstanding at December 31, 2001	5,150,000 ==========	$0.14 ==========

Options exercisable at December 31, 2001	5,150,000 ==========	$0.14 ==========

Weighted average fair value of options granted during the three months ended December 31, 2001	$0.08 ==========

NOTE 7 - RELATED PARTIES

During the year ended June 30, 2000, the Company's officers, directors and board members were issued 3,225,000 common stock options, of which 1,725,000 were issued for services valued at $58,650 and 1,500,000 were issued for $37,500 in cash. All options were exercised. During the year ended June 30, 2001 the Company's president was granted 7,342,000 common stock options, of which 3,842,000 were exercised and recorded as compensation expense. See Note 6.

The president of the Company was the former sole shareholder of VMH Videomoviehouse.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 9.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 7 - RELATED PARTIES (continued)

At December 31, 2001, the Company owed its officers $60,000 for accrued salary and $97,432 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related party.

One of the Company's shareholders was issued a valid option to purchase 1,200,000 shares of common stock at $0.019 per share in April 1999. When this shareholder was prepared to exercise these options, the Company had insufficient authorized capital available.

The Company authorized additional common stock in June 2000, however during this period the market price of the Company's common stock dropped and the shareholder suffered a potential loss of approximately $480,000. First American's management agreed to issue this shareholder an additional 1,200,000 options for common stock shares to compensate for this potential loss. The options were exercised and recorded as an operating expense in the year ended June 30, 2001.

The Company issued the former president of the Company 1,295,455 options for common stock to terminate his employment agreement. These options were exercised for $75,000 and the balance of $70,500 recorded as compensation expense in the year ended June 30, 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease expired on April14, 1998. Negotiations with a proposed joint venture partner to operate this facility have ended in dispute between the parties and operations of the plant have ceased. It appears that the legal issues which relate to control and possession of the property and equipment are near resolution. At the present time, the Company is utilizing the facility for storage of equipment. No rental payments have been made since the expiration of this lease.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

Sales Commitment
The Company has a sales contract with Vesuvius Inc. (hereinafter "Vesuvius") for the sale of a KDS Micronex_. The purchase price of the machine is $225,000 of which Vesuvius paid $112,500 as a non-refundable deposit. Under the terms of this agreement, the KDS machine was to be delivered at the time of payment in full. Because Vesuvius could not meet its obligation to pay the balance, First American and Vesuvius subsequently reached an agreement wherein Vesuvius would find a third party acceptable to First American to purchase the KDS machine and pay the balance due of $112,500. First American has agreed to apply the forfeited deposit to the sale if a third party is found. This amount was recognized as revenue during the year ended June 2001.

NOTE 9 - SEGMENT REPORTING

As described in Note 2, the Company has adopted SFAS No. 131. The Company's operations are classified into two pricipal reporting segments that provide different products or services.

The table below presents information about the Company's reportable segments:

For Six Months Ending December 31, 2001
	VMH Videomoviehouse. com Inc.	First American Scientific Corp. 521345 BC Ltd.	Eliminations	Consolidated

External revenue	$429,399	$-	$-	$429,399
Intersegment revenue	-	-	-	-
Total net revenue	429,399 ============	- ===========	- =========	429,399 =========

Operating income (loss)	(114,492) ============	(463,446) ===========	22,127 =========	(556,011) =========
Depreciation and amortization	62,668 ============	155,722 ===========	- =========	218,390 =========
Interest expense	- ============	- ===========	- =========	- =========
Net identifiable assets	$473,880 ============	$3,335,040 ===========	$(511,197) =========	$3,297,723 =========
General corporate assets				-
Total assets				$3,297,723 =========

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 9 - SEGMENT REPORTING (continued)
For Year Ending June 30, 2001
	Videomoviehouse	First American Scientific Corp. 521345 BC Ltd.	Eliminations	Consolidated

Exteral revenue	$7,122	$-	$-	$7,122
Intersegment revenue	-	-	-	-
Total net revenue	7,122 ============	- ===========	- =========	7,122 =========

Operating income (loss)	(21,151) ============	(2,720,513) ===========	- =========	(2,741,664) =========
Depreciation and amortization	- ============	365,298 ===========	- =========	365,298 =========
Interest expense	- ============	- ===========	- =========	- =========
Net identifiable assets	$440,756 ============	$3,479,632 ===========	$(456,533) =========	$3,463,855 =========
General corporate assets				-
Total assets				$3,463,855 =========

VMH Videomoviehouse.com Inc., the first reportable segment, derives its revenue from sales of videos DVD's, CD's and advertising on its website.

First American Scientific Corp and 521345 BC Ltd., the second reportable segment, derive their revenues from the sale of KDS equipment throughout the United States and Europe.

The Company's subsidiary, 521345 BC Ltd., provides research and development services exclusively to First American Scientific Corp.

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies.

NOTE 10 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the year ended June 30, 2001, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in an extraordinary gain of $146,500 for the year ending June 30, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
December 31, 2001

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

On June 11, 2001 the Board of Directors recommended and approved a motion that VMH Videomoviehouse.com Inc. spin off into its own separate fully reporting OTC Company. First American Scientific Corp. is taking steps to divest itself of VMH Videomoviehouse.com Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Three Months ending December 31, 2001

LIQUIDITY AND CAPITAL RESOURCES

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. The dispute, where FASC is the plaintiff, is still before the courts to resolve the legal issues surrounding the matter and to regain control of the equipment. There are two fully operational KDS machines and complete material handling systems and bagging equipment belonging to FASC on the site.

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

Research and development of the KDS system at the company's research facility in Ireland has been finalized with marginal success with rubber and human waste. Negotiations are currently in progress to move the equipment to a location outside Dublin to be put into production processing a combination of food and wood waste. Details of the negotiations will be announced soon as they are finalized.

On March 7, 2000, the Board of Directors passed a resolution to increase its authorized capital from 100 million to 200 million common shares which was subsequently ratified by a majority of all shareholders. As of December 31, 2001 there were 135,533,018 shares issued and outstanding.

Construction of the new Cloverdale demonstration and sales center was delayed due to problems encountered by the landlord with the engineered roof trusses. We are now advised that the landlord has resolved the issue surrounding the roof trusses, has received the required municipal approvals and expects to be in a position to give FASC occupancy of the building sometime in February 2002. The sales offices, located adjacent to the proposed demonstration center on the same property, was completed and occupied by FASC in July 2001. The landlord's delay in the completion of the building to house our Cloverdale test center has proven to be costly to the Company in lost opportunity and sales. As a temporary testing site, a machine has been delivered to the B & B Poultry Waste Management Inc, in Abbotsford, BC where high volume testing is proceeding.

Development of the Internet site VideoMovieHouse.com is complete with and the site was launched and open for business on May 15, 2001. The site initially offers catalogue merchandise for sale over the Internet, and plans to develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation. Plans are currently underway to "spin off " the business which will be taken public based on its own merits. Documents have been filed with the SEC and are currently under their review.

The Company continues to focus on strengthening its balance sheet with current assets of $457,204 and current liabilities of 313,462 providing a positive working capital ratio of 1,48 to 1. This compares to current assets of $ 353,690 and current liabilities of $ 273,088 of September 30, 2001. As of December 31, 2001, the company had $ 32,241 cash on hand which is insufficient to maintain its operation for the short term, however, there are sales of two machines pending which should provide cash receipts of $ 247,500 before the end of March 2002 and the balance of $243,500 before 2002 year end. Should these payments materialize, the Company will have sufficient cash to sustain its operations for at least the next year, otherwise the Company will need to raise capital to continue its operation and plans to actively pursue fund raising activities, either by way of loans, sale of stock or a combination of both.

RESULTS OF OPERATIONS - QUARTER ENDED - September 30, 2001

Revenue from internet video sales by VideoMovieHouse.com was $ 347,501 USD for the quarter or an average of $115,833 per month for the quarter This an increase of 425% quarter over quarter and represents growth resulting from our initial marketing campaign.

The company has a signed contract in place for the sale of two KDS systems. According to accepted accounting policy, these revenues will be booked when all conditions are removed and the equipment is delivered. Deposits of $ 17,500 have been received and are being held until sales are unconditional. Subsequent to the date of these statements, all conditions were removed for the sale of one system, and the deposit has been applied to the purchase price. The previous sale of one system to Vesuvius Inc has been cancelled and the $ 112,500 deposit was forfeited to FASC.

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

In August 2000, the Company entered into an agreement with Beaupre Explorations Ltd. to re-design the KDS machine to extract gold from ore taken from Beaupre's gold claims on Valentine Mountain near Sooke, BC, Canada. The implementation of the agreement was dependant on FASC first patenting the process, then proving sufficient production volume to make the project economically viable. After extensive testing and re-design, in September 2001, Dr. Robert Salter PhD, P.Eng, mining consultant issued a report indicating that, after makings several recommended changes, the KDS equipment is capable of processing 43 tons of ore per day, sufficient to move the project to the next Phase. In preparation for final bench testing, a KDS 300 system has been moved to Sooke BC.

In March 2001, the Company entered into an agreement with P.E. Coulter P.Eng, to re-design the KDS system to cryogenically freeze and process scrap rubber. The system was designed and patented (pending) in April 2001. Subsequently, Rubber Black Inc., has agreed to purchase one used KDS system and reconfigure it to process scrap rubber, subject to proving commercial viability of the cryogenic process. Upon satisfactory completion of final bench testing, the equipment will be moved to Ontario, Canada. FASC is to receive royalties on all rubber processed by the system. As of December 31, 2001, testing had not been satisfactorily completed.

In September 2001, the Company signed a letter of intent with Thermix Combustion Systems Inc. to combine their dust burning and combustion control technology with FASC s KDS disintegration technology to create a new process for turning wood and pulp waste into BTUs. A new Company " Alternative Green Energy Systems Inc " (AGES) was incorporated and is owned 50/50 by FASC and Thermix. The KDS equipment is being re-designed by Thermix engineers to adapt to the combined system and Thermix management and engineering staff will market the combined system to their existing clients in the forestry and pulp and paper industry. Responsibility for continuing technical discussions and testing for the Honeywell proposal will now be handled by AGES. On January 14, 2002, a KDS system was moved to Montreal for further engineering work. The project is ongoing.

INFLATION

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FOREIGN OPERATIONS

The company rents office space in West Vancouver, and Cloverdale BC, Canada which serve as administrative and sales offices. The Cloverdale demonstration site is currently under construction and is expected to be operational before the end of the year.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of February, 2002.

FIRST AMERICAN SCIENTIFIC CORPORATION
(Registrant)

By: /s/ Cal Kantonen
Cal Kantonen, President, Chief Financial Officer and Chairman of the Board Of Directors