Form 10QSB
period 2002-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2002-05-15
CIK 1002822

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA (State of other jurisdiction of incorporation or organization)	88-0338315 (IRS Employer Identification Number)

100 Park Royal South
Suite 811
Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices)

(604) 931-9035
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 139,763,018.

=========================================================================

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of March 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the three and nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated September 14, 2001, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $7,891,417 at March 31, 2002 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 14, 2002

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	March 31, 2002
ASSETS	(Unaudited)	June 30, 2001
CURRENT ASSETS
Cash	$420,456	$182,829
Accounts receivable	307,676	6,628
Trust account	-	42,793
Prepaid expenses and other assets	22,428	32,607
Inventory	732,040	173,939
TOTAL CURRENT ASSETS	1,482,600	438,796

PROPERTY AND EQUIPMENT
Property and equipment	565,115	1,455,787
Less: Accumulated depreciation	(165,925)	(378,886)
TOTAL PROPERTY AND EQUIPMENT	399,190	1,076,901

OTHER ASSETS
Technology rights, net of amortization	1,279,743	1,375,775
Investment in technology and website, net of amortization	282,113	376,021
Patents and manufacturing rights, net of amortization	172,327	184,930
Investment in joint venture	74,549	-
Deposits	11,433	11,433
TOTAL OTHER ASSETS	1,820,165	1,948,159

TOTAL ASSETS	$3,701,955	$3,463,856

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$197,696	$122,748
Accounts payable to related parties	145,034	31,937
Deposit on sale	-	17,500
TOTAL CURRENT LIABILITIES	342,730	172,185

COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST IN SUBSIDIARY	354,896	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; 139,763,018 and 130,733,018 shares issued and outstanding, respectively	139,763	130,733
Additional paid-in capital	10,572,353	9,959,034
Stock options	187,586	218,210
Accumulated deficit	(7,891,417)	(7,013,749)
Accumulated other comprehensive income (loss)	(3,956)	(2,557)
TOTAL STOCKHOLDERS' EQUITY	3,004,329	3,291,671
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,701,955	$3,463,856

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended March 31, 2002 (unaudited)		Three Months Ended March 31, 2001 (unaudited)		Nine Months Ended March 31, 2002 (unaudited)	Nine Months Ended March 31, 2001 (unaudited)
REVENUES		$678,688		$-	$1,108,087	$-
COST OF SALES		378,629		-	615,774	-
GROSS PROFIT		300,059		-	492,313	-

OPERATING EXPENSES
General and administration		366,194		112,869	794,846	293,817
Amortization and depreciation		109,863		107,119	395,875	321,356
Consulting		43,250		208,638	78,250	852,212
LOSS FROM OPERATIONS		519,307		428,626	1,268,971	1,467,385

OTHER INCOME (EXPENSE)
Loss on impairment of assets		(122,541)		-	(122,541)

LOSS BEFORE INCOME TAXES		(341,789)		(428,626)	(899,199)	(1,467,385)

INCOME TAXES		-		-	-	-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(341,789)		(428,626)	(899,199)	(1,467,385)

ALLOCATION OF LOSS TO MINORITY INTEREST		21,531		-	21,531	-

NET LOSS		(320,258)		(428,626)	(877,668)	(1,467,385)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		-		-	(1,399)	(2,344)

COMPREHENSIVE NET LOSS		$(320,258)		$(428,626)	$(879,067)	$(1,469,729)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	Nil	$	Nil	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		138,621,352		117,594,685	138,032,460	114,941,530

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive Income	Total Stockholders'
	Shares	Amount	Capital	Options	Deficit	(loss)	Equity
Balance, June 30, 2000	100,821,018	$100,821	$7,495,605	$-	$(4,533,197)	$(213)	$3,063,016
Issuance of options for compensation and consulting services	-	-	-	411,891	-	-	411,891
Common stock issued from options for cash, compensation, services and other expenses at an average of $0.09 per share	11,717,000	11,717	1,156,507	(107,809)	-	-	1,060,415
Common stock issued from options for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	44,050
Common stock issued from options for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000
Common stock issued from options for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	111,865
Common stock issued from options for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345
Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	241,534
Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	356,451
Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	-	-	-	82,000
Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	262,500
Common stock issued from options for commissions at $0.11 per share	204,545	205	22,295	-	-	-	22,500
Foreign currency translation gain (loss)	-	-	-	-	-	(2,344)	(2,344)
Net loss for the year ended June 30, 2001	-	-	-	-	(2,480,552)	-	(2,480,552)
Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671
Common stock issued from options as compensation at $0.06 per share	3,800,000	3,800	240,824	(30,624)	-	-	214,000
Common stock issued for cash at $0.06 per share	3,085,000	3,085	177,765	-	-	-	180,850
Common stock issued from options for services at $0.09 per share	2,025,000	2,025	179,850	-	-	-	181,875
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Foreign currency translation gain (loss)	-	-	-	-	-	(1,399)	(1,399)
Net loss for the nine months ended March 31, 2002 (unaudited)	-	-	-	-	(877,668)	-	(877,668)
Balance, March 31, 2002, (unaudited)	139,763,018	$139,763	$10,572,353	$187,586	$(7,891,417)	$(3,956)	$3,004,329

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31, 2002 (unaudited)	Nine Months Ended March 31, 2001 (unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(877,668)	(1,467,385)
Loss allocated to minority interest	(21,531)	-
Depreciation and amortization	325,379	321,356
Impairment on assets	122,542	-
Stock and options issued for services and compensation	395,875	912,363
Stock issued for rent expense	15,000
Adjustments to reconcile net loss to net cash used by operations:
Amounts used from trust for accounts payable	42,793	-
Decrease (increase) in accounts receivable	(301,048)	-
Decrease (increase) in inventory	(116,884)	-
Decrease (increase) in deposits and prepaid expenses	10,179	(6,000)
Decrease (increase) in investments	(74,549)	-
(Decrease) increase on deposits for sales	(17,500)	-
(Decrease) increase in accounts payable	154,948	-
(Decrease) increase in accounts payable, related party	33,097	11,250
Net cash (used) in operating activities	(309,367)	(228,416)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Cash provided by minority interest	376,427	-
Purchase of equipment	-	(3,955)
Investment in technology	(8,884)	-
Net cash used in investing activities	367,543	(3,955)

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Deposits	-	-
Proceeds from sales of stock	180,850	303,774
Net cash provided by financing activities	180,850	303,774

NET INCREASE (DECREASE) IN CASH	239,026	71,403
Other comprehensive loss	(1,399)	(2,344)

CASH - Beginning of year	182,829	42,420
CASH - End of period	$420,456	$111,479

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for website development	$-	$60,995
Common stock issued for inventory	$-	$138,000
Common stock issued for services and compensations	$395,875	912,363
Common stock issued for expenses	$15,000	-

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Vancouver, British Columbia, Canada.

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

The Company formed First American Power Corp, formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services exclusively to First American Scientific Corp. that are eligible for Canadian research and development credits and, when feasible, operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacturer, sell, operate and use the KDS machines in combination with available expertise in wood dust burning technology. See Note 10. The Company owns 43.48% and has management control of AGES. William E. Barber owns 43.48% and Hydro-Quebec Capitech Inc. owns 13.04% of AGES.

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

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $7,891,417 through March 31, 2002 and has minimal revenues. Although the Company recorded $1,108,087 in sales during the nine months ended March 31, 2002, it also generated a loss from operations by $879,067. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities.

Management has established plans designed to increase the sales of the Company's products by continued research and development and combining technology through AGES.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)
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

At March 31, 2002 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
At March 31, 2002 minority shareholders held an approximately 13.04% interest in Alternative Green Energy Systems, Inc. The value for this minority interest is shown on the accompanying balance.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At March 31, 2002, the Company had net deferred tax assets of approximately $1,200,000 principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2002.

At March 31, 2002, the Company has net operating loss carryforwards of approximately $5,900,000, which expire in the years 2015 through 2021. The Company recognized approximately $410,000 of losses for the issuance of restricted common stock and stock options for services in fiscal 2002, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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
March 31, 2002

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all criteria of the contract has been completed, collectibility is reasonably assured and the products are delivered.

KDS machine costs include all direct material and labor costs and related indirect costs. Changes in job performance, job conditions, and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

The Company recognizes revenue from the sale of videos, CDs and books when the products are shipped and title passes to customers. All internet sales are paid via credit card and are considered immediately collectible.

Cost of sales from videos, CDs and books consist of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

The Company has a subdistributor relationship with Amazon.com, Half.com and Yahoo Warehouse. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds takes four to fourteen days.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The components of inventory are as follows:

	March 31, 2002	June 30, 2001
Finished goods - videos	$73,554	$41,178
Finished goods - machines	658,486	81,167
Work in progress - machines	-	51,594
	$732,040	$173,939

Accounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at March 31, 2002.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Web Site Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development costs." In accordance with this early adoption, the Company has capitalized $126,021 in web site development costs. Beginning July 1, 2001, these capitalized costs are being amortized over three years.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2002	June 30, 2001
Kinetic disintegration equipment (KDS)	$448,640	$1,355,597
Plant assets and equipment	52,176	52,176
Office equipment	58,823	42,539
Leasehold improvements	5,476	5,476
Total assets	$565,115	$1,455,788
Less accumulated depreciation	165,925	378,886
	$399,190	$1,076,902

Depreciation expense for the nine months ended March 31, 2002 was $36,009. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In March 31, 2002, the Company determined that three of its KDS machines were impaired. These machines were written down to $150,000 each and reclassified to inventory. Subsequently, these three machines were sold for $150,000 each. The Company recognized a $122,542 loss in impairment.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	March 31, 2002	June 30, 2001

VMH Videomoviehouse.com Inc. Website	$126,155	$126,021
VMH Videomoviehouse.com Inc technology assets	250,000	250,000
Technology license and rights	1,905,000	1,905,000
Patents and manufacturing rights	250,000	250,000
	$2,531,115	$2,531,021
Less accumulated amortization	796,932	594,25
	$1,734,183	$1,936,726

Amortization expense for the nine months ended March 31, 2002 was $73,854.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site.

NOTE 6 - COMMON STOCK

During the nine months ended March 31, 2002, the Company issued from options 3,800,000 shares of common stock as compensation with a fair market value of $214,000; issued 3,085,000 shares of common stock for $180,850 in cash; issued 2,025,000 shares of common stock from options with a fair market value of $181,875 for services; and issued 120,000 shares of common stock with a fair market value of $15,000 for rent expense.

During the year ended June 30, 2001, the Company issued 22,166,545 shares of common stock for services valued at $1,353,805, which includes services for website development, inventory valued at $138,000, cash of $222,724, compensation valued at $262,762, commissions valued at $22,500. In addition, the Company issued 5,931,818 shares of common stock for cash in the amount of $231,050 and issued 1,813,637 shares of common stock as legal settlements valued at $262,500.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 7 - STOCK OPTIONS

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

During the nine months ended March 31, 2002, the Company granted 3,005,000 options for Compensation, services, expenses and cash at an average exercise price of $0.09, which were exercised immediately. The options were granted at the fair market value of the stock.

The fair value of each option granted during fiscal 2001 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 6%, volatility of 30%, expected life of 1 to 5 years, and no expected dividends. The value of these options in the amount of $411,891 is included in operating expense in the accompanying financial statements.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2000	3,300,000	$0.027
Granted	33,912,000	0.065
Exercised	(29,912,000)	0.042
Options outstanding at June 30, 2001	7,300,000	$0.11
Options exercisable at June 30, 2001	7,300,000	$0.11
Options outstanding at July 1, 2001	7,300,000	$0.11
Granted	3,005,000	0.09
Exercised	(5,825,000)	0.10
Options outstanding at March 31, 2002	4,480,000	$0.12
Options exercisable at March 31, 2002	4,480,000	$0.12
Weighted average fair value of options granted during the three months ended March 31, 2002	$0.09

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 8 - RELATED PARTIES

At March 31, 2002, the Company owed its officers $80,000 for accrued salary and $65,034 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties.

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

The president of the Company was the former sole shareholder of VMH Videomoviehouse.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 9 and Note 11.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES (continued)

Sales Commitment
The Company has a sales contract with Vesuvius Inc. (hereinafter "Vesuvius") for the sale of a KDS Micronex. The purchase price of the machine is $225,000 of which Vesuvius paid $112,500 as a non-refundable deposit. Under the terms of this agreement, the KDS machine was to be delivered at the time of payment in full. Because Vesuvius could not meet its obligation to pay the balance, First American and Vesuvius subsequently reached an agreement wherein Vesuvius would find a third party acceptable to First American to purchase the KDS machine and pay the balance due of $112,500. First American has agreed to apply the forfeited deposit to the sale if a third party is found. This amount was recognized as other income during the year ended June 2001.

NOTE 10 - ACQUISITION

AGES has issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $376,427 in cash. The Company and Mr. Barber each own 43.48% of AGES, although the Company has management control of AGES and has consolidated the subsidiary. AGES has signed an agreement with Thermix Combustion Systems Inc. to acquire its engineering expertise in wood burning technologies and in designing Pro-Logic computerized control systems and programs. AGES also has a license agreement with the Company to use its patents for the manufacture, sale, operation and use of KDS machines and equipment in connection with any application when used in combination with the acquired expertise in wood dust burning technology.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 11 - SEGMENT REPORTING

As described in Note 2, the Company has adopted SFAS No. 131. The Company's operations are classified into two pricipal reporting segments that provide different products or services.

The table below presents information about the Company's reportable segments:

For Nine Months Ending March 31, 2002

	VMH Videomoviehouse.com Inc.	FASC FAPC AGES	Eliminations	Consolidated
External revenue	$791,686	$416,401	$(100,000)	$ 1,108,087
Intersegment revenue	-	-	-	-
Total net revenue	791,686	416,401	(100,000)	1,108,087
Operating income (loss)	(141,048)	(848,864)	90,713	(899,199)
Depreciation and amortization	94,002	231,377	-	325,379
Interest expense	-	-	-	-
Net identifiable assets	$459,854	$3,361,892	$(119,791)	$3,701,955
General corporate assets				-
Total assets				$3,701,955

For Year Ending June 30, 2001

	Videomoviehouse	FASC FAPC	Eliminations	Consolidated
External revenue	$7,122	$-	$-	$7,122
Intersegment revenue	-	-	-	-
Total net revenue	7,122	-	-	7,122
Operating income (loss)	(21,151)	(2,720,513)	-	(2,741,664)
Depreciation and amortization	-	365,298	-	365,298
Interest expense	-	-	-	-
Net identifiable assets	$440,756	$3,479,632	$(456,533)	$3,463,855
General corporate assets				-
Total assets				$3,463,855

VMH Videomoviehouse.com Inc., the first reportable segment, derives its revenue from sales of videos DVD's, CD's and advertising on its website.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
March 31, 2002

NOTE 11 - SEGMENT REPORTING (continued)

First American Scientific Corp, First American Power Corp. and Alternative Green Energy Systems, Inc. BC Ltd., the second reportable segment, derive their revenues from the sale of KDS equipment throughout the United States and Europe.

The Company's subsidiary, FAPC, provides research and development services exclusively to First American Scientific Corp.

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies.

NOTE 12 - EXTRAORDINARY GAIN

Forgiveness of Debt
During the year ended June 30, 2001, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in an extraordinary gain of $146,500 for the year ending June 30, 2001.

NOTE 13 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

On June 11, 2001 the Company's board of directors recommended and approved a motion that VMH Videomoviehouse.com Inc. spin off into its own separate fully reporting OTC publicly traded company. First American Scientific Corp. is taking steps to divest itself of VMH Videomoviehouse.com Inc. and is currently answering inquires from the Securities and Exchange Commission concerning the registration of the subsidiary's stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

Three Months ending March 31, 2002

LIQUIDITY AND CAPITAL RESOURCES

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company.

Bakersfield Plant

From May 1997 until June 1998 it operated a pilot project in Bakersfield, which confirmed that, the technology worked for industrial minerals, primarily gypsum. A joint venture to operate the plant ended in dispute between the parties and operation of the plant ceased. The dispute, where FASC is the plaintiff, was settled before the court of California, and, subsequent to the date of these statements, the equipment has released to FASC. The two fully operational KDS machines and complete material handling bagging equipment has been moved to a new location in California where it is undergoing a complete refurbishing and being upgrade for a future project.

Patents

The Company irrevocably acquired all patent rights to the KDS technology in December 1999, free and clear of all encumbrances or future royalty obligations. In April 2001, the Company filed applications for two new process patents, one for the cryogenic freezing and shattering scrap rubber, and the other for extraction of precious metals using the KDS equipment. Both applications are patent pending status.

Vancouver Research site

In July 2000, the company reclaimed one of its KDS systems and relocated it to Vancouver, British Columbia, Canada where it is now being used for research for testing of improvements to the technology.

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

Ireland Research & Development

Research and development of the KDS system at the company's research facility in Ireland has been finalized with marginal success with rubber and human waste. The equipment has been sold and moved to a location outside Dublin to be put into production processing a combination of food and wood waste. Final details of the negotiations will be announced soon as they are finalized.

Rubber Application

In March 2001, the Company entered into an agreement with P.E. Coulter P.Eng, to re-design the KDS system to cryogenically freeze and process scrap rubber. The system was designed and a patent application was filed in April 2001. Subsequently, an agreement with Coulter and his investment group to purchase a KDS system could not be reached and the proposed agreement was never consummated. Subsequently, FASC s engineering staff took over work on the project and submitted full documentation to our patent agent for filing.

Cloverdale Demonstration Centre

Construction of the new Cloverdale demonstration and sales center was completed in April 2002 and is now in full operation. The sales offices, located adjacent to the demonstration center on the same property, was completed and occupied by FASC in July 2001.

Alternative Green energy Systems Inc (AGES)

In November 2001, the Company in partnership with Thermix Combustion Systems Inc. incorporated a new Canadian company " Alternative Green energy Systems Inc" ( AGES ) to develop and market a combined biomass disintegration and combustion system for creating BTU s from waste wood ( biomass ). IN February 2002, Hydor Quebec Capitech Inc became a 20 % shareholder in AGES for their commitment to invest $ 1,000,000 CDN in AGES. $ 600,000 was received in March 2002 with the balance due, subject to the sale of the first system, in August 2002. In January 2002 a KDS machine was shipped to Montreal where it is being re-designed to adapt to the system and Thermix management and engineering staff will market the combined system to their existing clients in the forestry and pulp and paper industry. When adequate technical data is developed in Montreal, it will be made available to Honeywell International who have expressed interest in forming a strategic alliance with FASC to market the system. Responsibility for continuing technical discussions and testing for the Honeywell proposal are now being handled by AGES.

Beaupre Explorations Ltd Joint Venture

In August 2000, the Company entered into an agreement with Beaupre Explorations Ltd. to re-design the KDS machine to extract gold from ore taken from Beaupre's gold claims on Valentine Mountain near Sooke, BC, Canada. The implementation of the agreement was dependant on FASC first patenting the process, then proving sufficient production volume to make the project economically viable. After extensive testing and re-design, in September 2001, Dr. Robert Salter PhD, P.Eng, mining consultant issued a report indicating that, after makings several recommended changes, the KDS equipment is capable of processing 43 tons of ore per day, sufficient to move the project to the next Phase. In preparation for final bench testing, a KDS 300 system has been moved to Sooke BC. Phase II testing indicated a re-designed hardened hub and batter system was necessary to provide sustained production levels and is expected to be fabricated and installed before the end of the fiscal year. If results satisfactory to both parties are achieved, a pre-arranged 50/50 joint venture partnership between Beaupre and FASC will be implemented.

RESULTS OF OPERATIONS - QUARTER ENDED March 31, 2002

The Company continues to focus on strengthening its balance sheet with current assets of $1,482,600 and current liabilities of $ 342,730 providing for a positive working capital ratio of 4.3 to 1 . This compares to current assets of $ 438,796 and current liabilities of $ 172,185 as of June 30, 2001. As of March 31, 2002, the company had $ 420,456 cash on hand which is sufficient to maintain its operation for the next year. No action has been taken by management to seek additional capital from new equity securities offerings, or other fund raising activities.

In accordance with GAAP, the two machines in Bakersfield and the one machine in Ireland have been written down to a value of $ 150,000 USD each and have been reclassified as inventory pending a sale. During the quarter, two machines were sold, and there is one sale pending.

Revenue for the quarter consisted of internet video sales by VideoMovieHouse.com in the amount of $375,305, and equipment sales by FASC of was $ 303,383. Video sales in the previous quarter were $ 347,710 and there were no equipment sales.

As of March 31, 2002 there were 139,763,018 shares issued and outstanding.

VMH VideoMovieHouse.com Inc

Development of the Internet site VideoMovieHouse.com is completed with and the site was launched and open for business on May 15, 2001. The site initially offers catalogue merchandise for sale over the Internet, and plans to develop into a full-scale sales and rental operation as advancement in technology permits. The project is expected to produce modest positive cash flow in its first year of operation. Plans are currently underway to "spin off " the business which will be taken public based on its own merits. SB - 2 documents have been filed with the SEC and are currently under their review.

A separate Management Discussion and Analysis for our subsidiary VMH VideoMovieHouse.com Inc is attached to this filing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 2002.

FIRST AMERICAN SCIENTIFIC CORPORATION
(Registrant)

By: /s/ Cal Kantonen
Cal Kantonen, President, Chief Financial Officer and
Chairman of the Board Of Directors