Form 10KSB
period 2002-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2002-09-30
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002.
[ X ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
 (Name of small business issuer in its charter)

Nevada State or other jurisdiction of incorporation or organization	88-0338315 (I.R.S. Employer Identification No.)

811 - 100 Park Royal South
West Vancouver, British Columbia V6T 1A2
(Address of principal executive offices, including postal code.)

(604) 913-9035
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most recent fiscal year: $1,634,799

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 24, 2002: $8,745,895

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 24, 2002: 145,764,921

We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

PART I

Item 1.   DESCRIPTION OF BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. The Company owns a patented kinetic disintegration system (KDS). The KDS is a machine that utilizes kinetic energy and standing sound waves to disintegrate various materials such as wood waste, animal waste, mineral rock, rubber, glass, and other industrial minerals into a dry, fine, talcum-like powder. The goal of the Company is to develop commercially viable industrial applications for the KDS, then market, manufacture, and sell, lease and/or license the KDS. The Company's research and testing to date indicates that the best use for the equipment is found in converting biomass (wood waste) to a fine, dry combustible fuel that can be incinerated in specialized burners to create BTUs (heat energy), which, in turn can be converted to electrical power through conventional means. For the biomass, the critical value of the process is its ability to act as an industrial dryer which can extract water from wood at below boiling temperature, and at a significantly lower cost than through conventional methods. The Company is also experimenting with pulp sludge, and believes that significant potential exists in converting waste pulp sludge to dry powder, then to energy which could be recycled back to significantly reduce energy costs, disposal costs, and environmental problems. The Company has also had success in processing animal waste, such as chicken manure and horse manure. These forms of waste are usually mixed with sawdust (bedding) and can be processed into a combustible fuel or could be used as a high nutrient fertilizer. Other potential markets researched are rubber re-cycling, human and other animal sewage/waste processing, food waste processing, industrial mineral comminution, including minerals such as zeolite, gypsum, limestone, phosphates, sulfates, nitrates, sea shells, wallboard, and the recovery of precious metals from hard rock without the use of chemicals.

The KDS Equipment

The KDS uses a patented high speed rotary action to create sufficient kinetic energy to disintegrate and pulverize raw materials that are introduced into the chamber without cutting. The KDS machine weighs approximately five (5) tons and measures sixteen (16) feet (H), by ten (10) feet (L) by eight (8) feet (W). It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product though the chamber and out through the taurus. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of the KDS machines is greater than ten (10) years and requires ongoing service and replacement of consumables on a daily basis. Maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

Licenses

On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented KDS for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one KDS machine was $550,000, with license rights valued at $250,000. Since then, modifications were made to the first KDS machine, bringing its total cost to $440,740. This machine was transferred to the Company's subsidiary, First American Power Corp., at its book value of $55,669.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license was valued at $425,000 and the gypsum KDS machine was valued at $350,000. During the year ended June 30, 2002, this machine was impaired and moved to inventory and sold for $150,000.

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

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the KDS whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company's stock at $0.25 per share issued on December 1, 1999.

Applications

When micronizing bio-mass, hog fuel and waste wood, the system produces a fine dry combustible powder that will burn extremely efficiently in a specially designed dust burner. The process also acts as a dryer of moist waste wood such as hog-fuel or pulp sludge creating an alternative green energy fuel.

When micronizing pulp sludge, the KDS is capable of reducing moisture content from 80% moisture down to 13% moisture in two passes through the KDS. In some instances, a re-circulation of material has proven successful. Research is ongoing, however commercial viability has not been achieved.

When micronizing human and animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This "cleansing" of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as creating nutrient rich "clean" end products suitable for recycling as fertilizer.

When micronizing mineral rock, the process reduces mineral rock to a fine dry powder as small as -600 mesh which is sufficient to separate and release precious metals without the use of chemicals. Research continues to increase the durability the working mechanism of the equipment to withstand the heavy wear imposed when processing hard rock. Although the process is 97% efficient, commercially viable processing rates have not yet been achieved. The process has a separate patent pending.

When micronizing a mixture of food waste, wood waste and chicken manure, a fine dry powder is produced which is suitable as a fertilizer base, a filler, or, depending on the content, as cattle feed. Experimentation with various mixtures and moisture contents is ongoing.

When micronizing rubber, a cryogenic cooling process can facilitate the re-cycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for re-cycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. The process has a separate patent pending, but, at present, no further work is being done of this application

Patents - Device

A patent was issued the KDS as for a "device for comminution" on November 24, 1998, and its U.S. patent number is 5,839,671. Patent registration in other jurisdictions in the EEC, Australia, New Zealand, Mexico, the UK are pending.

Patents Pending - Processes

Rubber

On April 20, 2001, the Company filed a patent application to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a microfine powder using the KDS equipment

Precious Metal Extraction

On May 4, 2001, the Company filed a patent application to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals.

Research and Testing

The Company continues research with other materials to improve operating efficiencies; increase volume throughput to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. Testing is being carried out in Vancouver, British Columbia, and in Montreal by Alternative Green Energy Systems, Inc., a Canadian federal corporation ("AGES") of which 43.48% of the outstanding shares are owned by the Company. Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system. Limited progress has been made with pulp sludge. Other testing includes strengthening bars and rotor to withstand the impact when processing hard rock, dewatering of food waste, and grinding of other materials. All research on rubber processing has been discontinued. While some results have been very promising, there is no assurance that any operations will ever be initiated as a result of these tests. Further, the Company has no contracts with anyone to buy or sell any KDSs or buy, sell or dispose of any waste products or powders of any kind.

Manufacturing

Manufacturing of the KDS is contracted out to Vancouver Blower and Sheet Metal Fabrication Limited (VBS) in Vancouver, British Columbia. When the Company wants to acquire a machine, a turn key contract is executed and the machine is built. Two other backup manufacturers have been identified should demand increase beyond the capacity of VBS or VBS is unwilling or unable to manufacture the KDSs.

Summary of Agreements

In 1998, the Company entered into a research agreement with Green Leaf Fibre Company Ltd. of Northern Ireland and continued its research into sludge and animal waste processing at GLF's research site. The project was funded by Green Leaf and the Irish government under the Radian program. Some progress was made with animal waste, but not sufficient to meet economical viability. Further experimentation with various forms of waste/garbage is ongoing. Should economic viability be achieved, then arrangements would be made with GLF to form a joint venture operation in Ireland and the UK. As of the date of this report, this project has proven unsuccessful and the KDS is now being stored in a warehouse in Castleblaney, Ireland.

In August 2000, the Company entered into an agreement with Beau Pre Explorations Ltd, a Canadian mining company, to process ore from their mine through a KDS. Preliminary work to increase durability of chain system to handle hard rock was required. The Company hired Robert Salter Ph.D. to develop a new impact system, to protect the process with a new patent, and if successful, implement the program on Beau Pre's mineral claims on Valentine Mountain. The re-design and patent process was completed with patent pending status obtained in May 2001. Test work continued throughout the summer of 2001. The equipment has been moved to a staging site near the Valentine Mountain mine site to begin final testing of ore. To date, the Company cannot conclusively state that the equipment is capable of functioning continuously at commercially viable levels of production. Testing is continuing, but there is no assurance that the KDS will ever process any ore.

In March 2001, the Company signed a letter of interest with Honeywell to determine how the KDS could fit into Honeywell's overall business plans for creation of energy from alternative green fuel sources. To date some work has been done with product provided by Honeywell's clients and initial tests have proven the systems ability to produce a useable end product, but until the Company can establish economical viability, the program has been suspended. Economic viability depends on the KDS processing a sufficient volume of product to create a positive return on investment. Discussions with Honeywell's engineers have been suspended until the Company is able to provide satisfactory proof of the equipments commercial viability. There is no assurance the Company will ever be able to establish a commerical viability for Honeywell's products.

In October 2001, the Company signed an agreement with Thermix Combustion Systems Inc, a designer and manufacturer of computer controlled dust burning furnaces and systems. Under the agreement, the Company and Trermix Combustion combined their respective technologies for micronizing and burning wood waste/powder and jointly formed a corporation named the Alternative Green Energy Systems Inc. ("AGES"). AGES goal is adapt the KDS system to create a continuous flow of suitable micronized hog fuel/ wood dust that will be used as a fuel for Thermix's specialized dust burners.

In February 2002, AGES signed an agreement with Hydro-Quebec Capitech Inc. wherein Hydro Quebec Capitech agreed to invest CD$1,000,000 in AGES's research. Thermix and the Company will each transfer up to 10% of their shares of AGES to Hydro Quebec in return for the investment. The initial payment of CD$600,000 was received in March 2002, and the second payment of $400,000 will be paid the later of September 1, 2002 or upon the sale by AGES of a KDS to anyone, but in any case, not later than March 1, 2003. Should the second payment never be received, Hydro Quebec Capitech interest will revert to 12% of ownership in AGES. In January 2002, a KDS machine was shipped to Montreal where it has been re-designed and enhanced to adapt to processing biomas and pulp sludge. AGES is marketing the combined system to Hydro Quebec's existing clients in the forestry and pulp and paper industry. Further, AGES technical data will be made available to Honeywell International. Responsibility for continuing technical discussions and testing for the Honeywell proposal are being handled by AGES.

On September 1, 2002, the Company spun off its wholly owned subsidiary VMH VideoMovieHouse.com Inc.("VMH") a British Columbia corporation, to holders of the Company's common stock, on June 30, 2002. Each Company shareholder received one share of VMH's common stock for each ten shares of the Company's common stock held on June 30, 2002. The Company shareholders did not receive cash in lieu of fractional shares, but fractional shares were be rounded up to the next whole share.

Market

The KDS has proven economically viable for softer industrial rock, such as gypsum and zeolite, and dry wood chips or chicken manure (embedded in dry sawdust), biomass at moisture levels below 50%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Research work continues looking for solutions to increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastics with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 50% moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Until these adaptations are successfully researched and implemented, there is no certainty that the equipment will be accepted by the market place for economically processing these materials.

Competition

The Company has competition from other producers of microfine powders, most of who have greater financial resources than the Company. The Company believes its system is more cost effective than its competitors.

Company Facilities

The Company's corporate offices are located at 811 - 100 Park Royal, West Vancouver British Columbia, Canada, V7T 1A2 and the Company's sales and demonstration site is located at 5333 176th Street, Surrey, British Columbia V3S 0L5. The phone numbers are (604) 913-9035 and (604) 575-3006, respectively. Fax numbers are (604) 913-9036 and (604) 575-3166.

Subsidiaries

Alternative Green Energy Systems Inc (AGES)

The Company owns 5,000 shares of common stock of Alternative Green Energy Systems Inc., a Canadian federally incorporated corporation ("AGES" ) which constitutes 43.48% of the total outstanding shares (11,500) of AGES

First American Power Corp.

The Company owns 100% of the outstanding shares of common stock of First American Power Corp. ("FAPC"). FAPC was formed for the purpose of providing research and development services exclusively to the Company that are eligible for Canadian research and development credits.

Pending Contracts

In Vancouver, the Company entered into two sales contracts during the year. The first was to B&B Poultry Waste Management, a company who planned to process of chicken waste to produce an organic fertilizer and/or BTUs to heat local greenhouses in the Fraser Valley. A deposit of US$37,500 has been received and the equipment was delivered. Subsequently, B&B Poultry Waste ran into difficulty obtaining adequate power to its site and experienced a delay in receiving funding. For a short period of time, the Company assisted B&B Poultry Waste by loaning them the use of the Company's mobile generator, but B&B Poultry Waste has now advised that they have quit their existing location and now are seeking a new location to set-up its operation. Consequently, no additional money has been received from B&B Poultry Waste, and the Company is warehousing the equipment at Cloverdale until B&B Poultry Waste can find a new site and re-establish its operation. The auditors have booked a reserve against this account should it prove to be uncollectable.

Further, the Company sold one of its used machines located in Ireland to Organic Waste Returns Ltd. A deposit of CDN$50,000 was received and the machine was delivered. The used machine was to be completely refurbished in Ireland and put into production processing a combination of food waste and chicken manure. It soon became apparent that the refurbishing would be better accomplished in Vancouver, so a decision was made to refurbish one of the Company's used machines in Vancouver first, then substitute it for the one in Ireland. This is underway. Subsequent to the date of these statements, Organic Waste Returns advised that it was experiencing difficulty raising funds to complete the transaction, and the Company is currently reviewing other possible options with Organic Waste Returns. No reserve has been taken by the accountants, as management expects this transaction to complete.

Employees

The Company currently has seven full-time employees, and retains outside consultants when necessary.

Other

During the fiscal period ending June 30, 2002, the Company settled various accounts owing by issuance of common stock.  See Item 12 - Recent Sales of Unregistered Securities.

Risk Factors

1. Going Concern Opinion. At this time, the Company cannot be sure that it will be successful in its operations. Therefore the Company's independent certified public accountants have issued an opinion that there is substantial doubt about the Company's ability to continue in business as a going concern.

2. Development and Market Acceptance of New Products. The Company's success and growth will depend upon its ability to improve and market its KDS and KDS processes and to successfully develop, and generate revenues from its processes. To date the Company has been unable to achieve the foregoing.

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

5. Technology Risk. All manufacturers, including the Company, utilize different applications of known technology. Should a competitor develop a technology breakthrough that cannot be adapted to the Company's systems or develop a more effective application of existing technology, the KDS and its processes would be at risk of becoming obsolete.

6. Competition. Most of the competition are companies with substantially greater financial, technical and marketing resources than the Company. If the market for the KDS or its process are established, the Company expects that additional competition will emerge and that existing competitors may commit more resources to those markets.

7. Issuance of Additional Shares. At June 30, 2002, there were 142,213,018 shares of common stock or 71.6% of the 200,000,000 authorized shares of Common Stock of the Company outstanding and 57,786,982 shares remain unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

10. No Dividends Anticipated. At the present time the Company does not anticipate paying dividends, cash or otherwise, on its Common Stock in the foreseeable future. Future dividends will depend on earnings, if any, of the Company, its financial requirements and other factors. See "Dividend Policy" The Company's Board of Directors has approved a resolution to prepare its subsidiary, VMH VideoMovieHouse for spin-off as a separate company. If proceeded with, each shareholder will receive a pro-rata interest in the new company by way of stock dividend.

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

15. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the participation of its officers, Cal Kantonen, Brian Nichols and David L. Gibson.

16. Lack of Key Man Insurance. The Company has not obtained key man life insurance on the life of its officers and directors. The death or unavailability of any one of them could have a material adverse impact on the operation of the Company.

ITEM 2.   DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smyth Ratcliffe, Chartered Accountants, on a month-to-month basis. The rent is $1,100 per month. The lease is oral and there is no written agreement covering the same.

In July 2001, the Company leased an additional sales office at 5933 176th Street, Surrey, British Columbia, Canada containing 600 square feet. The sales office is leased from Supper Soil, Inc. on a month-to-month basis. The monthly rental is $600. The lease is oral and there is no written agreement covering the same.

The Company owns eight KDS machines. The first two KDS systems were acquired as part of the licensing agreement with Spectrasonic and are recorded at a lower of cost or fair market value of $300,000 . These machines are currently held in Hungtington Beach, California.. One machine is being held in Northern Ireland pending finalization of negotiations with Organic Waste Returns Ltd. Three machines are located in Vancouver and are being used as test and demonstration machines. One machine is complete and was -delivered to Sooke BC as part of the Beau Pre mining joint venture. ,, one machine is held as inventory, and a ninth machine has been sold but not yet delivered.

The Company has other fixed assets located in California. The cost of these assets at June 30, 2002 is US$1,359,160 and consists of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. These have been written off. The Company has office equipment costing $23,916 located in Cloverdale and West Vancouver.

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

The Company was the plaintiff in a lawsuit against Paul Marino and the Opal Christian Family Trust (Landlord at 4100 Burr Street, Bakersfield, California), wherein the Company was denied access to its equipment located at that address. The Company settled all claims for $23,500. The equipment is now in the Company's possession at a warehouse in Hungtington Beach, California.

The Company has a number of other commercial creditors who have the ability to bring actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. Settlement discussions are ongoing.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2002.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC." The table shows the high and low bid of the Company's Common Stock since July 1, 2000.

Quarter ended		High	Low
2000	September 30 December 31	0.15 0.06	0.12 0.038
2001	March 31 June 30 September 30 December 31	0.32 0.27 0.15 0.16	0.17 0.15 0.08 0.05
2002	March 31 June 30	0.23 0.15	0.10 0.07

At September 25, 2002, the Company had 486 shareholders of record of its Common Stock.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that dividends may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for the Company's operations in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2002, the Company had current assets of $1,016,014 and current liabilities of $453,168 providing for a positive working capital ratio of 2.24 to 1 . This compares to current assets of $438,796 and current liabilities of $172,185 as of June 30, 2001 or a working capital ratio of 2.54 to 1. As of June 30, 2002, the company had $144,356 cash on hand, however, approximately $125,000 is held by AGES and is designated for research. This compares to $182,829 on June 30, 2001. Consequently, there is not sufficient cash for the Company to maintain its operation for the next year, and management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain its operation should sales and receipt of receivables not materialize. In the short term, some funding has come from loans from Company officers and by deferring the payment of salaries to Company officers. This is unlikely to continue. Another outstanding source of funds for the Company will materialize if AGES is successful in selling at least one KDS system before March 1, 2003, then Hydro Quebec is expected to make an additional investment of CDN$400,000 in AGES, and in turn, US$100,000 will be due from AGES to the Company as payment of amounts due for equipment already supplied.

The Company is the owner of a US patent on its KDS technology. The patent is also registered in the UK, EEC, Mexico, Australia, and New Zealand. Applications for two new process patents, one for the cryogenic freezing and shattering scrap rubber, and the other for extraction of precious metals using the KDS equipment are patent pending status. The Company is also making preparation to file for a further process patent for "converting bio-mass and pulp sludge to a combustible fuel."

Results of Operations - Year Ended June 30, 2002

Revenue for the year was $1,634,799 compared to $7,122 last year. This consisted of internet video sales by VideoMovieHouse.com in the amount of $1,181,144 and equipment sales by the Company of $453,655 . This compares to last year's video sales of $7,122 and no equipment sales. This is the last quarter that video sales will be included in the Company's revenue, because the Company spun VMH off to the Company's shareholders in September 2002.

Net operating losses for the year ending June 30, 2002 were $2,137,651 or US$0.02 per share compared to last year when operating losses were $2,482,896, also US$0.02 per share. Management expects this trend to reverse in the next year as equipment sales begin to come on line and investments in research decrease.

In June 2002, the Company's subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through the Company's KDS system. The preliminary report was successfully presented in August 2002, and the final quotation will be ready for presentation shortly. The Company's engineering staff is confident that they have designed an economically viable solution for handling racetrack waste and management is optimistic that it will be able to close this sale in the near future. As of the date of this report, there is no assurance that any contract will be entered into with Hollywood Park Racetrack.

In Vancouver, the Company entered into two sales contracts during the year. The first was to B&B Poultry Waste Management, a company who planned to process of chicken waste to produce an organic fertilizer and/or BTUs to heat local greenhouses in the Fraser Valley. A deposit of US$37,500 has been received and the equipment was delivered. Subsequently, B&B Poultry Waste ran into difficulty obtaining adequate power to its site and experienced a delay in receiving funding. For a short period of time, the Company assisted B&B Poultry Waste by loaning them the use of the Company's mobile generator, but B&B Poultry Waste has now advised that they have quit their existing location and now are seeking a new location to set-up its operation. Consequently, no additional money has been received from B&B Poultry Waste, and the Company is warehousing the equipment at Cloverdale until B&B Poultry Waste can find a new site and re-establish its operation. The auditors have booked a reserve against this account should it prove to be uncollectable.

Further, the Company sold one of its used machines located in Ireland to Organic Waste Returns Ltd. A deposit of CDN$50,000 was received and the machine was delivered. The used machine was to be completely refurbished in Ireland and put into production processing a combination of food waste and chicken manure. It soon became apparent that the refurbishing would be better accomplished in Vancouver, so a decision was made to refurbish one of the Company's used machines in Vancouver first, then substitute it for the one in Ireland. This is underway. Subsequent to the date of these statements, Organic Waste Returns advised that it was experiencing difficulty raising funds to complete the transaction, and the Company is currently reviewing other possible options with Organic Waste Returns. No reserve has been taken by the accountants, as management expects this transaction to complete.

The Company is now focusing on increasing the KDS equipment's capacity to reach commercially economic processing volumes. With the injection of capital provided by Hydro Quebec Capitech, this research is being conducted in Montreal by the Company's engineers at the AGES facility. Management believes the processing of biomass and, possibly pulp sludge, currently represent the highest and best use for the Company's technology. Research is also being done in Vancouver with animal waste, food waste and sewage. The Company has achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing its equipment.

Management strongly believes that the Company's technology is unique and has the potential to transform the waste management industry. To this end, the Company has applied for and received EPA designation as a "pesticide device" indicating that the Company's process is capable of killing most pathogens and coliforms contained in animal wastes. However, the expected environmental push has not yet generated the anticipated sales and the Company continues to re-evaluate its marketing strategies. The Company has determined that the equipment is generally not going to be used as a stand-alone system. Therefore, the Company has begun to develop relationships with suppliers of ancillary equipment, such as pelletizers, heat log manufacturers, product handling equipment suppliers, boiler and generator manufacturers, etc, with the view to offering the Company's equipment as part of an integrated turnkey system designed to fulfill a specific need. The Company believes this will expand its exposure to a wider market and generate sales.

Construction of the new Cloverdale demonstration and sales center was completed in April 2002 and is now in full operation. The sales offices, located adjacent to the demonstration center on the same property, was completed and occupied by the Company in July 2001.

In accordance with GAAP, the two machines previously located in Bakersfield have been written down to a value of US$150,000 each and have been reclassified as inventory for re-sale. The balance of the fixtures that were located in Bakersfield have been written off.

As of June 30, 2002, there were 142,213,018 shares issued and outstanding.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

The Company rents office space in West Vancouver and Cloverdale, British Colombia, Canada which serve as administrative, sales offices and a demonstration facility.

ITEM 7.   FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITOR' REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-6
NOTES TO FINANCIAL STATEMENTS	F-7

To the Board of Directors and Stockholders
First American Scientific Corp.
Vancouver, British Columbia
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp., a Nevada corporation, as of June 30, 2002 and 2001 and the related statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
September 12, 2002

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS
CURRENT ASSETS
Cash	$144,356	$182,829
Accounts receivable net of allowance	154,425	6,628
Refundable research and development tax credit	83,085	-
Sales tax refunds	57,627	-
Trust account	-	42,793
Prepaid expenses	10,104	32,607
Inventory	566,417	173,939
TOTAL CURRENT ASSETS	1,016,014	438,796
PROPERTY AND EQUIPMENT
Property and equipment	349,892	1,455,787
Less: Accumulated depreciation	(94,860)	(378,886)
TOTAL PROPERTY AND EQUIPMENT	255,032	1,076,901
OTHER ASSETS
Technology rights, net of amortization	1,279,743	1,375,775
Investment in technology and website, net of amortization	250,781	376,021
Patents and manufacturing rights, net of amortization	172,327	184,930
Deposits	11,432	11,432
TOTAL OTHER ASSETS	1,714,283	1,948,158
TOTAL ASSETS	$2,985,329	$3,463,855
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$208,290	$122,748
Accounts payable to related parties	244,878	31,937
Deposit on sale	-	17,500
TOTAL CURRENT LIABILITIES	453,168	172,185
COMMITMENTS AND CONTINGENCIES	6,127	-
MINORITY INTEREST IN SUBSIDIARY	243,590	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; 142,213,018 and 130,733,018 shares issued and outstanding, respectively	142,213	130,733
Additional paid-in capital	11,105,694	9,959,033
Stock options	195,780	218,210
Accumulated deficit	(9,151,400)	(7,013,749)
Accumulated other comprehensive loss	(9,843)	(2,557)
TOTAL STOCKHOLDERS' EQUITY	2,282,444	3,291,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,985,329	$3,463,855

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	June 30, 2002	June 30, 2001
REVENUES	$1,634,799	$7,122
COST OF SALES	1,185,168	3,202
GROSS PROFIT	449,631	3,920
OPERATING EXPENSES
Advertising	14,775	35,822
Amortization	233,969	144,578
Depreciation	94,825	220,720
Professional services	213,144	398,401
Wages	762,755	433,775
Research and development	629,009	1,028,710
General and administration	194,047	415,764
Reserve for uncollectible accounts	258,383	-
Rent	31,359	37,836
Loss on impairment of assets	371,870	-
Patent	-	29,978
Total Operating Expenses	2,804,136	2,745,584
LOSS FROM OPERATIONS	(2,354,505)	(2,741,664)
OTHER INCOME (EXPENSE)
Miscellaneous	-	2,112
Research and development tax credit	83,085	-
Forfeiture of deposit	-	112,500
Gain on debt forgiveness	-	146,500
Total Other Income (Expense)	83,085	261,112
LOSS BEFORE INCOME TAXES	(2,271,420)	(2,480,552)
INCOME TAXES	-	-
NET LOSS BEFORE
ALLOCATION TO MINORITY INTEREST	(2,271,420)	(2,480,552)
ALLOCATION OF LOSS TO MINORITY INTEREST	133,769	-
NET LOSS	(2,137,651)	(2,480,552)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(7,286)	(2,344)
COMPREHENSIVE NET LOSS	$(2,144,937)	$(2,482,896)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED	137,809,276	119,393,530

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in Capital	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balance, June 30, 2000	100,821,018	$100,821	$7,495,605	$-	$(4,533,197)	$(213)	$3,063,016
Issuance of options for compensation and consulting services	-	-	-	411,891	-	-	411,891
Common stock issued from options for cash, compensation, services and other expenses at an average of $0.09 per share	11,717,000	11,717	1,156,507	(107,809)	-	-	1,060,415
Common stock issued from options for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	44,050
Common stock issued from options for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000
Common stock issued from options for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	111,865
Common stock issued from options for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345
Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	241,534
Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	356,451
Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	-	-	-	82,000
Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	262,500
Common stock issued from options for commissions at $0.11 per share	204,545	205	22,295	-	-	-	22,500
Foreign currency translation loss	-	-	-	-	-	(2,344)	(2,344)
Net loss for the year ended June 30, 2001	-	-	-	-	(2,480,552)	-	(2,480,552)
Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500				45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740				12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400				9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)			357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services				77,780			77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002	Year Ended June 30, 2001
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(2,137,651)	$(2,482,896)
Adjustments to reconcile net loss to net cash used by operations:
Loss allocated to minority interest	(133,769)	-
Depreciation and amortization	328,794	365,298
Impairment of assets	371,870	-
Forgiveness of debt	-	(146,500)
Bad debt expense	258,383	-
Stock and options issued for services and compensation	863,520	2,094,783
Stock issued for rent expense	15,000	-
Amounts used from trust for accounts payable	42,793	16,849
Decrease (increase) in accounts receivable	(406,180)	(29,235)
Decrease (increase) in inventory	102,522	(57,884)
Decrease (increase) in refundable taxes and prepaid expenses	(118,209)	-
Decrease (increase) in investments	-	-
Increase (decrease) on deposits for sales	(17,500)	-
Increase (decrease) in accounts payable and accrued expenses	95,042	(54,966)
Increase (decrease) in commitments	6,127	-
Increase (decrease) in accounts payable, related party	212,941	-
Net cash used in operating activities	(516,317)	(294,551)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by minority interest	377,358	-
Purchase of equipment	(82,079)	(6,257)
Net cash used in investing activities	295,279	(6,257)
CASH FLOWS FROM IN FINANCING ACTIVITIES
Deposits	-	(10,000)
Proceeds from sales of stock	189,850	453,774
Net cash provided by financing activities	189,850	443,774
NET INCREASE (DECREASE) IN CASH	(31,188)	142,966
Foreign exchange loss	(7,285)	(2,557)
CASH - Beginning of year	182,829	42,420
CASH - End of period	$144,356	$182,829
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for website development	$-	$24,995
Common stock issued for inventory	$-	$138,000
Common stock and options issued for services and compensations	$863,520	$1,614,073
Common stock issued for expenses	$-	$-
Common stock issued as legal settlements	$-	$262,500
Options issued for services	$-	$218,210
Common stock issued for prepaid rent	$15,000	$-
Common stock issued for accounts payable	$9,500	$-
Common stock issued for inventory	$45,000	$-
Common stock issued for equipment	$12,840	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating Kinetic Disintegration equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Vancouver, British Columbia, Canada.

The Company, through its wholly owned subsidiary, VMH, has developed an internet sales site known as VMH Videomoviehouse.com Inc. The site is designed to sell videos, CDs and books and, as technology advancements permit, is expected to become a virtual video rental store.

In September 1999, the Company entered into an agreement with VMH Videomoviehouse.com Inc., ("VMH") a British Columbia company whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 13). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet.

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
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,151,400 through June 30, 2002. Although the Company recorded $1,634,799 in sales during the year ended June 30, 2002, it also generated a loss from operations of $2,354,505. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities. Management has established plans designed to increase the sales of the Company's products by continued research and development and combining technology through its relationship with AGES.

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
June 30, 2002

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

At June 30, 2002 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Minority Interest
At June 30, 2002 minority shareholders held an approximately 56.52% interest in Alternative Green Energy Systems, Inc. The value for this minority interest is shown on the accompanying balance. FASC has financial and management control of AGES.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Prepaid expenses
Prepaid expenses consist of $10,000 of prepaid rent that will be amortized over a year.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, the trust account, accounts payable, and accrued liabilities approximate their fair value.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development
Research and development expenses are charged to operations as incurred. The cost of intellectual property purchased from others that is immediately marketable or that has an alternative future use is capitalized and amortized as intangible assets. Capitalized costs are amortized using the straight-line method over the estimated economic life, typically 3 to 15 years, of the related asset. The Company periodically reviews its capitalized patent costs to assess recoverability based on the projected undiscounted cash flows from operations. Impairments are recognized in operating results when a permanent diminution in value occurs.

Shipping and Handling Fees and Costs
The Emerging Issues Task Force ("EITF") issued EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", which was adopted during fiscal 2001. The impact of adopting EITF No. 00-10 was to increase revenues and cost of sales by approximately $300 in fiscal 2001. All amounts in the accompanying Consolidated Statements of Earnings have been reclassified to reflect this adoption.

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees
Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation', defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Accounts Receivable
Uncollectible accounts are accounted for by using the allowance method whereby the Company estimates the uncollectible amounts and records receivables at net realizable value. During the years ended December 31, 2002 and 2001, the Company recorded an allowance for uncollectible accounts of $258,383 and $0, respectively.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account, which is not insured, is a business checking account in United States dollars.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2002, the Company had net deferred tax assets of approximately $1,200,000 principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002.

At June 30, 2002, the Company has net operating loss carryforwards of approximately $8,400,000, which expire in the years 2015 through 2021. The Company recognized approximately $867,000 of losses for the issuance of restricted common stock and stock options for services in fiscal 2002, which were not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

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

The Company recognizes revenue from the sale of videos, DVD's and CDs when the products are shipped and title passes to customers. All internet sales are paid via credit card and are considered immediately collectible.

Cost of sales from videos, CDs and DVD's consist of the purchase price of products sold, inbound and outbound shipping charges and packaging supplies.

The Company has a subdistributor relationship with Amazon.com, Half.com and Yahoo Warehouse. When the Company acts as the subdistributor, it records accounts receivable for funds to be transferred to VMH's bank account. The transfer of funds takes four to fourteen days.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	June 30, 2002	June 30, 2001
Finished goods - videos	$ 75,975	$ 41,178
Finished goods - machines	490,442	81,167
Work in progress - machines	-	51,594
	$566,417	$173,939

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146," Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities, relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective, the impact on the Company's financial position or results of operations from adopting SFAS No. 146 has not been determined.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. FASB 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations, except for the need to reclassify debt extinguishments previously reported as extraordinary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 at June 30, 2002. The Company has recorded an impairment of property, plant, and equipment of $371,870 at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 1, 2001, the Company adopted SFAS No. 142 and the adoption of this standard did not have a material effect on the Company's results of operations or financial position.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company adopted SFAS No. 140 at June 30, 2001 and the adoption of this standard did not have a material effect on the Company's results of operations or financial position.

Web Site Development
Effective January 1, 2000, the Company adopted SOP 98-1 as amplified by EITF 00-2, "Accounting for Web Site Development costs." In accordance with this early adoption, the Company has capitalized $126,021 in web site development costs. Beginning July 1, 2001, these capitalized costs are being amortized over three years.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2002	June 30, 2001
Kinetic disintegration equipment (KDS)	$240,865	$1,355,596
Plant assets and equipment	21,464	52,176
Office equipment	87,563	42,539
Leasehold improvements	-	5,476
Total assets	$349,892	$1,455,788
Less accumulated depreciation	94,860	378,886
	$255,032	$1,076,901

Depreciation expense for the year ended June 30, 2002 was $94,825. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the year ended June 30, 2002, the Company determined that three of its KDS machines were impaired. These machines were written down to $150,000 each and reclassified to inventory. During the year ending June 30, 2002, these three machines were sold for $150,000 each. The Company also impaired all its assets at its former facility in California. The Company recognized an impairment of $371,870 for both of these events.

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Technology Licenses
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment (KDS) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one KDS machine was $550,000, with license rights valued at $250,000. Since then, modifications were made to the first KDS machine, bringing its total cost to $440,740. This machine was transferred to the Company's subsidiary, First American Power Corp., at its book value of $55,669.

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license was valued at $425,000 and the gypsum KDS machine was valued at $350,000. During the year ended June 30, 2002, this machine was impaired and moved to inventory and sold for $150,000.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

Technology Licenses (continued)
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

Internet Sales Site
VMH Videomoviehouse.com, Inc. has developed an internet sales site designed to sell videos, CDs, and DVDs and as technology advancements permit, to become a virtual video rental store.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are five and fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2002	June 30, 2001

VMH Videomoviehouse.com Inc Website	$126,155	$126,021
VMH Videomoviehouse.com Inc technology assets	250,000	250,000
Technology license and rights	1,905,000	1,905,000
Patents and manufacturing rights	250,000	250,000
	$2,531,115	$2,531,021
Less accumulated amortization	828,264	594,295
	$1,702.851	$1,936,726

Amortization expense for the year ended June 30, 2002 was $233,969.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site. It is recorded as equipment and depreciated in FASC books.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 6 - COMMON STOCK

During the year ended June 30, 2002, the Company issued from options 2,885,000 shares of common stock for cash of $189,000 and services valued at $82,850; 3,600,000 shares of common stock for compensation valued at $324,080; 250,000 shares of common stock for legal services valued at $25,000; 500,000 shares of common stock for a KDS machine valued at $45,000; 100,000 share of common stock for equipment valued at $12,840; 100,000 shares of common stock in payment of an account payable and 120,000 shares of common stock as prepaid rent of its offices valued at $15,000. In addition, 3,925,000 common stock options were exercised for services valued at an additional $357,530. All stock was valued at the fair market value of the stock at the date of grant.

During the year ended June 30, 2001, the Company issued 22,166,545 shares of common stock for services valued at $1,353,805, which includes services for website development, inventory valued at $138,000, cash of $222,724, compensation valued at $262,762, and commissions valued at $22,500. In addition, the Company issued 5,931,818 shares of common stock for cash in the amount of $231,050 and issued 1,813,637 shares of common stock as legal settlements valued at $262,500.

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

During the year ended June 30, 2002, the Company granted 7,080,000 options for compensation, services, expenses and cash at an average exercise price of $0.09, of which 5,180,000 options were exercised immediately. The options were valued at the fair market value of the stock on the date of grant.

During the year ended June 30, 2001, the Company granted 33,912,000 options of which 24,906,273 were issued for services and compensation, 1,240,000 were issued for video inventory and website development, 7,765,727 for equipment inventory and cash. 6,865,727 options were issued for cash.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 7 - STOCK OPTIONS (continued)

The fair value of each option granted during fiscal 2001 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 111%, expected life of 1 year, and no expected dividends. The value of these options in the amount of $411,891 is included in operating expense in the accompanying financial statements.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2000	3,300,000	$ 0.03
Granted	33,912,000	0.07
Exercised	(29,912,000)	0.04
Options outstanding at June 30, 2001	7,300,000	$ 0.08
Options exercisable at June 30, 2001	7,300,000	$ 0.08

Options outstanding at July 1, 2001	7,300,000	$ 0.08
Granted	7,080,000	0.07
Exercised	(11,480,000)	0.08
Options outstanding at June 30, 2002	2,900,000	$ 0.07
Options exercisable at June 30, 2002	2,900,000	$ 0.07
Weighted average fair value of options granted during the year ended June 30, 2002	$0.03

NOTE 8 - RELATED PARTIES

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and 104,878 for short-term loans and reimbursable expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties.

During the year ended June 30 2002 the Company issued 6,650,000 common stock options to Company officers and employers.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 8 - RELATED PARTIES (continued)

The president of the Company was the former sole shareholder of VMH Videomoviehouse.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 11 and Note 13.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. The Company leases office space in Vancouver, British Columbia, at a monthly rental of $1,000.

Sales Commitment
The Company has a sales contract with Vesuvius Inc. (hereinafter "Vesuvius") for the sale of a KDS MicronexTM. The purchase price of the machine is $225,000 of which Vesuvius paid $112,500 as a non-refundable deposit. Under the terms of this agreement, the KDS machine was to be delivered at the time of payment in full. Because Vesuvius could not meet its obligation to pay the balance, First American and Vesuvius subsequently reached an agreement wherein Vesuvius would find a third party acceptable to First American to purchase the KDS machine and pay the balance due of $112,500. First American has agreed to apply the forfeited deposit to the sale if a third party is found. This amount was recognized as other income during the year ended June 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 10 - ACQUISITION

AGES has issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $377,350 in cash. The Company and Mr. Barber each own 43.48% of AGES, although the Company has management control of AGES and has consolidated the subsidiary. AGES has signed an agreement with Thermix Combustion Systems Inc. to acquire its engineering expertise in wood burning technologies and in designing Pro-Logic computerized control systems and programs. AGES also has a license agreement with the Company to use its patents for the manufacture, sale, operation and use of KDS machines and equipment in connection with any application when used in combination with the acquired expertise in wood dust burning technology.

NOTE 11 - SEGMENT REPORTING

As described in Note 2, the Company has adopted SFAS No. 131. The Company's operations are classified into two pricipal reporting segments that provide different products or services.

The table below presents information about the Company's reportable segments:

For Year Ending June 30, 2002
	VMH Videomoviehouse.com Inc.	FASC FAPC AGES	Eliminations	Consolidated
Revenue	$1,181,143	$579,460	$(125,804)	$1,634,799
Operating income (loss)	(193,377)	(1,964,312)	(196,816)	(2,254,505)
Depreciation and amortization	129,939	205,421	(6,566)	238,794
Interest expense	-	-	-	-
Net identifiable assets	$441,932	$2,765,630	$(222,233)	$2,985,329
General corporate assets				-
Total assets				$2,985,329

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 11 - SEGMENT REPORTING (continued)
For Year Ending June 30, 2001
	VMH Videomoviehouse.com Inc.	FASC FAPC	Eliminations	Consolidated
Revenue	$7,122	$-	$-	$7,122
Operating income (loss)	(21,151)	(2,720,513)	-	(2,741,664)
Depreciation and amortization	-	365,298	-	365,298
Interest expense	-	-	-	-
Net identifiable assets	$440,756	$3,479,632	$(456,533)	$3,463,855
General corporate assets				-
Total assets				$3,463,855

VMH Videomoviehouse.com Inc., the first reportable segment, derives its revenue from sales of videos DVD's, CD's and advertising on its website.

First American Scientific Corp., First American Power Corp. and Alternative Green Energy Systems, Inc. the second reportable segment, derives its revenues from the sale of KDS equipment throughout the United States and Europe.

The Company's subsidiary, FAPC, provides research and development services exclusively to First American Scientific Corp.

The accounting policies for the aforementioned reportable segments are the same as those described in the summary of significant accounting policies.

NOTE 12 - FORGIVENESS OF DEBT

During the year ended June 30, 2001, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in a gain from debt forgiveness of $146,500 for the year ending June 30, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
June 30, 2002

NOTE 13 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM INC.

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

In August 2002, VMH Videomoviehouse.com Inc. finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position
Cal Kantonen	51	Treasurer, Chief Financial Officer and Chairman of the Board of Directors
John Brian Nichols	65	President, Chief Executive Officer and member of the Board of Directors
David Gibson	60	Secretary and member of the Board of Directors

Cal L. Kantonen - Chairmen of the Board of Directors, Treasurer and Chief Financial Officer.

Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer and Chief Financial Officer of the Company. From September 1999 to August 2002, Mr. Kantonen was the President, Secretary/Treasurer and sole member of the Board of Directors of VMH VideoMovieHouse.com Inc., a subsidiary of the Company. Prior to joining the Company in 1999, Mr. Kantonen spent five years as a commercial lender with one of Canada's largest financial institutions. Mr. Kantonen, CGA has been a member in good standing of the Certified General Accountants of British Columbia since 1984, during which time he practiced in the field of public accounting for ten years providing taxation and business advice to small business.

John Brian Nichols - President, Chief Executive Officer and a member of the Board of Directors.

Since April 2001, Mr. Nichols has been the President, Chief Executive Officer and a member of the Board of Directors. For the past 32 years, Mr. Nichols has been a self-employed producer and marketer of a live entertainment show and circus which plays in over in 260 cities annually in Canada and the USA.

David L. Gibson - Secretary and member of the Board of Directors

Since April 2001, Mr. Gibson has been the Secretary and a member of the Board of Directors. Mr. Gibson received a BA in Economics and Political Science in 1968 and obtained his law degree from the University of British Columbia in 1971. Mr. Gibson has been in the practice of law in Canada for the past 30 years specializing in the areas of corporate law, commercial practices and estate planning.

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

None of the directors or executive officers work full time for the Company, but intend to devote such time as their responsibilities require. It is estimated that monthly time attributed to the president of the Company will be approximately 25 hours, comprising mainly administrative and planning duties, whereas the Secretary/Treasurer will devote 15 hours per month consisting mainly of preparation of corporate documents.

Committees of the Board of Directors

The Company's Board of Directors has established no committees.

Compliance with Section 16 (a) of the Exchange Act

The Company knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 ("Reporting Person") that failed to file any reports required to be furnished pursuant to Section 16(a). Other than those disclosed below, the Company knows of no Reporting Person that failed to file the required reports during the most recent fiscal year. The following table sets forth as at June 30, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year. The reports were filed with the SEC ono September 25, 2002.

Name Position Report to be Filed	Date of Transaction	Number of Shares involved in Transaction	Reason for late filing	Late report
Cal Kantonen	06/2002 06/2000	1,586,200 sold 1,250,000 acquired	oversight oversight	Form 4 Form 4
Brian Nichols	06/2002 06/2000	515,500 sold 750,000 acquired	oversight oversight	Form 4 Form 4

ITEM 10.   EXECUTIVE COMPENSATION

Summary Compensation.

The following table sets forth the compensation paid by the Company for each officer and director of the Company during the past three years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Cal Kantonen Treasurer	2002 2001 2000	120,000 82,000 68,000	0 50,000 0	0 0 0	0 0 0	250,000 2,500,000 0	0 0 0	0 0 0
Brian Nichols President	2002 2001 2000	120,000 30,000 0	0 25,000 0	0 0 0	0 0 0	250,000 0 0	0 0 0	0 0 0
David Gibson Secretary	2002 2001 2000	0 40,000 0	0 0 0	0 0 0	0 0 0	250,000 0 0	0 0 0	0 0 0
Gary Burnie (resigned on February 8, 2000)	2000	0	0	0	0	0	0	0

[1] All compensation received by the officers and directors has been disclosed.

The Company plans to pay the following salaries in 2003, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen Brian Nichols	Treasurer and CEO President and CFO	2003 2003	$ 120,000 [1] $ 120,000 [1]

The Company has adopted three non-qualified incentive stock option plans. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants Table.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2002 to each of the Named Executive Officers is reflected in the table below.

Option/SAR Grants in Fiscal 2002
	Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Yr	Exercise or Base Price	Expiration Date
Cal Kantonen [1]	400,000 [1] 250,000 [2]	5.77%	$0.05 $0.10	06/30/04 06/30/04
Brian Nichols [1]	1,200,000 [1] 250,000 [2]	12.87%	$0.05 $0.10	06/30/04 06/30/04
David Gibson [1]	250,000 [2]	2.20%	$0.10	06/30/04

[1] These options were issued in lieu of salary.

[2] The options were issued in lieu of unpaid directors fees.

Aggregated Option/SAR Exercises and Fiscal 2002 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2002 by each of the Named Executive Officers, and the fiscal 2002 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2002 and Option/SAR Values at June 30, 2002

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Cal Kantonen	1,000,000	$50,000	500,000 500,000 500,000	0 0 0	0 0 0	0 0 0
Brian Nichols	1,000,000	$25,000	250,000 250,000	0 0	0 0	0 0

Long-Term Incentive Plan Awards.

The Company does not have any formalized long-term incentive plans, excluding restricted stock, stock option and SAR plans, which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Name and address of owner	Number of Shares	Position	Percent of Class
Cal Kantonen 1492 Frederick Rd North Vancouver, B.C. Canada V7K 1J7	5,313,800	Chairman of Board of Directors, Treasurer and CFO	4.6%
Brian Nichols 586 Washington Crescent Courtenay BC	2,315,500	President, CEO and Director	0.7%
David Gibson 505 5th Ave Courtenay BC	450,000	Secretary and Director	0.02%
All officers and directors as a group (3)	8,079,300		5.32%

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 30, 1999, the Company purchased all outstanding shares of VMH VideoMovieHouse.com Inc. from Mr. Kantonen for US$250,000 cash.

On December 3, 1999, the Company granted stock options for 1,725,000 shares exercisable at $0.001 to Mr. Kantonen in lieu of salary as CEO.

On October 1, 2000, the Company granted to Mr. Kantonen stock options for 4,000,000 shares exercisable at $0.05; 500,000 options exercisable at $0.10; 500,000 options exercisable at $0.25; and 500,000 options exercisable at $0.35 .

On October 1, 2000 the Company granted to Mr. Nichols stock options for 1,000,000 shares exercisable at $0.05, 250,000 options exercisable at $0.025 and 250,000 exercisable at $0.10.

In April 2001, the Company granted stock 20,000 stock options to Mr. Gibson exercisable at $0.20.

Recent Sales of Unregistered Securities

During the fiscal period ending June 30, 2001, the Company settled various accounts owing by issuance of common stock as follows:

Name	Number of Common Shares Issued	Amount of Compensation	Year End of Compensation
W. Silvestri E. Silvestri	1,000,000 500,000	Consulting valued at $15,000 Consulting valued at $7,500	06/30/2001 06/30/2001

On or about March 27, 2001, the Company sold 1,000,000 shares of Common Stock in consideration of $80,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Walter Silvestri and its address is Suite 14, - 2663 Kilpatrick Avenue, Courtenay, British V9N 7C8.

On or about January 19, 2001, the Company sold 1,000,000 shares of Common Stock in consideration of $60,000 pursuant to Regulation S of the Act; the name of the non-U.S. purchaser was Al Griffith and its address is Suite 310, R.R.3, Main Station, Courtenay, V9N 5M8.

During the fiscal period ending June 30, 2002, the Company settled various accounts owing by issuance of common stock as follows:

Name	Number of Common Shares Issued	Amount of Compensation	Date of Issuance
W. Silvestri E. Silvestri L. McLeod	250,000 125,000 60,000	Cash Cash Cash	01/28/02 01/28/02 01/28/02

On September 1, 2002, shares of VMH's common stock were distributed to holders of the Company's common stock, as recorded on the close of business on June 30, 2002. Each such holder received one share of VMH's common stock for every ten shares of the Company's common stock held on the record date. The spin-off was effective at 11:00 a.m. EDT on August 9, 2002. Share owners did not receive cash in lieu of fractional shares, but fractional shares will be rounded up to the next whole share.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Financial Statements are contained in Item 8.

(b) Reports on Form 8-K.

None

(c) Exhibits

The following documents are incorporated herein by reference from the Company's Form 10 as filed with the Securities and Exchange Commission.

Exhibit No.	Description
3.1 3.2 4.1 28.1	Articles of Incorporation of First American Scientific Corporation. Bylaws of First American Scientific Corporation. Specimen Stock Certificate. Consultant and Employee Stock Compensation Plan.

The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange Commission in 1996.

Exhibit No.	Description
10.6	Nonqualifying Stock Option Plan.

The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1997:

Exhibit No.	Description
3.3	Articles of Incorporation of 521345 B.C. Ltd.

The following documents are incorporated by reference from the Company's Form 10-K for the period ending June 30, 1998:

Exhibit No.	Description
3.4	Amended Articles of Incorporation.

The following documents are incorporated herein by reference from the Company's Form S-8 as filed with the Securities and Exchange Commission in 1999.

Exhibit No.	Description
10.10	Nonqualifying Stock Option Plan.

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

The following documents are incorporated herein by reference from the Company's Form S-8, SEC file #333-59926, as filed with the Securities and Exchange Commission on May 1, 2001.

Exhibit No.	Description
10.16	2001A Nonqualifying Stock Option Plan.

The following exhibits are filed herewith:

Exhibit No.	Description
10.17 10.18 10.19 23.1

Alliance between Honeywell Ltd. and the Company
Agreement between Beau Pre Explorations Ltd. and the Company
Agreement between The Rubber Black Corporation and the Company
Consent of Williams & Webster, P.S., Certified Public Accountants

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of September, 2002.

FIRST AMERICAN SCIENTIFIC CORP.
BY:	/s/ Calvin L. Kantonen Calvin L. Kantonen Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Calvin L. Kantonen Calvin L. Kantonen	Chairman of the Board of Directors, Treasurer and Chief Financial Officer	September 25, 2002
/s/ John Brian Nichols John Brian Nichols	President, Chief Executive Officer and member of the Board of Directors	September 25, 2002
/s/ David Gibson David Gibson	Secretary and member of the Board of Directors	September 25, 2002

CERTIFICATION

I, John Brian Nichols, President and Chief Executive Officer, certify that:

1. I have reviewed the Form 10-KSB of First American Scientific Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report.

Date: September 30, 2002

/s/ John Brian Nichols John Brian Nichols President and Chief Executive Officer

I, Calvin Kantonen, Treasurer and Chief Financial Officer, certify that:

1. I have reviewed the Form 10-KSB of First American Scientific Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations for, the periods presented in the report.

Date: September 30, 2002

/s/ Calvin Kantonen Calvin Kantonen Treasurer and Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First American Scientific Corp. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, John Brian Nichols, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 30th day of September, 2002.

/s/ John Brian Nichols John Brian Nichols, Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First American Scientific Corp. (the "Company") on Form 10-KSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Calvin Kantonen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 30th day of September, 2002.

/s/ Calvin Kantonen Calvin Kantonen, Chief Financial Officer