Form 10KSB/A
period 2002-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2002-10-11
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A-1
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

The President and Chief Financial Officer devote full time to the business of the Company and the Secretary/Treasurer devotes approximately 15 hours per month consisting mainly of attending meetings, maintaining corporate records and reviewing documents.

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

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of October, 2002.

FIRST AMERICAN SCIENTIFIC CORP.
BY:	/s/ Calvin L. Kantonen Calvin L. Kantonen Chief Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Calvin L. Kantonen Calvin L. Kantonen	Chairman of the Board of Directors, Treasurer and Chief Financial Officer	October 7, 2002
/s/ John Brian Nichols John Brian Nichols	President, Chief Executive Officer and member of the Board of Directors	October 7, 2002
/s/ David Gibson David Gibson	Secretary and member of the Board of Directors	October 7, 2002

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

Date: October 7, 2002

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

Date: October 7, 2002

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

Dated this 7th day of October, 2002.

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

Dated this 7th day of October, 2002.

/s/ Calvin Kantonen Calvin Kantonen, Chief Financial Officer