Form 10QSB
period 2002-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2002-11-14
CIK 1002822

=========================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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
Yes [ x ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 145,764,921

=========================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The financial statements for the year ended June 30, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated September 12, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $9,152,310 at September 30, 2002 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 12, 2002

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	September 30, 2002	June 30, 2002
ASSETS	(unaudited)	(unaudited)
		Restated
CURRENT ASSETS
Cash	$17,082	$126,144
Accounts receivable	172,433	130,932
Refundable research and development tax credit	87,189	83,085
Sales tax refunds	-	27,957
Prepaid expenses and other assets	20,166	10,000
Inventory	490,442	490,442
TOTAL CURRENT ASSETS	787,312	868,560
PROPERTY AND EQUIPMENT
Property and equipment	307,377	311,631
Less: Accumulated depreciation	(104,200)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	203,177	221,336
OTHER ASSETS
Technology rights, net of amortization	1,247,992	1,279,743
Patents and manufacturing rights, net of amortization	168,160	172,327
Deposits	1,432	1,432
TOTAL OTHER ASSETS	1,417,584	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY	-	268,835
TOTAL ASSETS	$2,408,073	$2,812,233
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$152,154	$127,880
Accounts payable to related parties	60,788	152,192
TOTAL CURRENT LIABILITIES	212,942	280,072
LONG TERM LIABILITIES
Notes payable to related parties	38,107	-
Notes payable	31,415	-
TOTAL LONG-TERM LIABILITIES	69,522	-
COMMITMENTS AND CONTINGENCIES	6,127	6,127
MINORITY INTEREST IN SUBSIDIARY	192,350	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; and 145,764,921
142,213,018 shares issued and outstanding, respectively	145,765	142,213
Additional paid-in capital	10,815,717	11,105,694
Stock options	195,780	195,780
Accumulated deficit	(9,152,310)	(9,151,400)
Accumulated other comprehensive income (loss)	(2,171)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	2,002,781	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,408,073	$2,812,233

See accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended September 30,
		2002 (unaudited)		2001 (unaudited) Restated
REVENUES		$5,962		$-
COST OF SALES		-		-
GROSS PROFIT		5,962		-
OPERATING EXPENSES
Advertising		-		7,284
Amortization and depreciation		51,498		34,032
Professional services		86,450		-
Wages		133,197		-
Research and development		10,109		-
General and administration		24,126		178,615
Rent		8,176		-
Total Operating Expenses		313,556		219,931

LOSS FROM CONTINUING OPERATIONS		(307,594)		(219,931)
LOSS FROM DISTRIBUTED SUBSIDIARY		(76,882)		(67,661)
LOSS BEFORE INCOME TAXES		(384,476)		(287,592)
INCOME TAXES		-		-
NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(384,476)		(287,592)
ALLOCATION OF LOSS TO MINORITY INTEREST		51,240		-
NET LOSS		(333,236)		(287,592)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		7,672		(1,399)
COMPREHENSIVE NET LOSS		$(325,564)		$(288,991)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	Nil	$	Nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		144,429,101		131,416,351

See accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
						Accumulated
	Common Stock		Additional Paid-in	Stock	Accumulated	Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (loss)	Equity

Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500				45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740				12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400				9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)			357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services				77,780			77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444
Net assets distributed to shareholders of VideoMovieHouse	-	-	(523,827)	-	332,326	-	(191,501)
Common stock issued for consulting services at $0.07 per share	1,201,903	1,202	78,450	-	-	-	79,652
Common stock issued as compensation at $0.07 per share	2,000,000	2,000	138,000	-	-	-	140,000
Common stock issued for legal fees at $0.05 per share	250,000	250	12,500	-	-	-	12,750
Common stock issued for professional services at $0.05 per share	100,000	100	4,900	-	-	-	5,000
Foreign currency translation loss	-	-	-	-	-	7,672	7,672
Net loss for the three months ended September 30, 2002	-	-	-	-	(333,236)	-	(333,236)
Balance, September 30, 2002, unaudited	145,764,921	$145,765	$10,815,717	$195,780	$(9,152,310)	$(2,171)	$2,002,781

See accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,
	2002 (unaudited)	2001 (unaudited)
		Restated
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(384,476)	$(287,592)
Discontinued operations	77,334	67,661
Loss allocated to minority interest	51,240	-
Depreciation and amortization	51,498	34,032
Stock and options issued for services and compensation	237,402	-
Adjustments to reconcile net loss to net cash
used by operations:
Amounts used from trust for accounts payable	-	42,793
Compensation and other expenses paid with stock	-	34,000
Decrease (increase) in accounts receivable	(41,501)	(22,606)
Decrease (increase) in taxes and tax credits	23,856	-
Decrease (increase) in inventory	-	(128,136)
Decrease (increase) in deposits and prepaid expenses	(10,166)	32,607
(Decrease) increase in accounts payable	(24,273)	20,393
(Decrease) increase in accounts payable, related party	-	-
Net cash (used) in operating activities	(19,086)	(206,848)
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
Cash provided by minority interest	113,505	-
Investment in technology	-	(8,884)
Cash from discontinued operation	(12,842)	-
Investment in discontinued operations	(186,969)	-
Net cash used in investing activities	(86,306)	(8,884)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Proceeds from borrowing	69,522	32,916
Repayment of borrowing	(91,404)	-
Proceeds from sales of stock	-	12,500
Net cash provided by financing activities	(21,882)	45,416
NET INCREASE (DECREASE) IN CASH	(127,274)	(170,316)
Other comprehensive loss	-	(1,399)
CASH - Beginning of year	144,356	175,146
CASH - End of period	$17,082	$3,431
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensations	$237,402	$34,000

See accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

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

The Company, through VMH, has developed an internet sales site known as VMH Videomoviehouse.com Inc. The site is designed to sell videos, CDs and books and, as technology advancements permit, is expected to become a virtual video rental store. See Note 12.

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

The Company's year-end is June 30th.

Impairment of Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company believes the adoption of SFAS No. 144 will not have a material impact on the financial statements of the Company at June 30, 2002.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Impairment of Long-Lived Assets (continued)
This summary of significant accounting policies of First American Scientific Corp. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Interim Financial Statements
The interim financial statements for the period ended September 30, 2002, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,152,310 through September 30, 2002 and has minimal revenues. Although the Company recorded $1,108,087 in sales during the year ended June 30, 2002, it also generated a loss from operations of $879,067. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2002 the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Minority Interest
At June 30, 2002 minority shareholders held an approximately 56.52% interest in Alternative Green Energy Systems, Inc. The value for this minority interest is shown on the accompanying balance sheet.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At September 30, 2002, the Company had net deferred tax assets of approximately $900,000 principally arising from net operating loss carryforwards for income tax purposes, and stock and options issued for services. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2002.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Provision for Taxes (continued)
At September 30, 2002, the Company has net operating loss carryforwards of approximately $5,980,000, which expire in the years 2015 through 2021. The Company recognized approximately $237,000 of losses for the issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. At September 30, 2002 the Company no longer has any operating segments.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	September 30, 2002	June 30, 2002

Finished goods - Machines	490,442	658,486

Accounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change in net income in fiscal 2002. The Company does not have assets with indeterminate lives.

In September 2000, the FASB issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
adoption of this standard did not have a material effect on the Company's results of operations or financial position.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2002	September 30, 2002
Kinetic disintegration equipment (KDS)	$236,557	$236,557
Plant assets and equipment	19,389	19,389
Office equipment	43,619	47,874
Leasehold improvements	7,811	7,811
Total assets	$ 307,377	$ 311,631
Less accumulated depreciation	(104,200)	90,295
	$ 203,177	$ 221,336

Depreciation expense for the three months ended September 30, 2002 and for the year ended June 30, 2002 was $15,582 and $36,009, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the year ended June 30, 2002, the Company determined that three of its KDS machines were impaired. These machines were written down to $150,000 each and reclassified to inventory. During the quarter ending June 30, 2002, these three machines were sold for $150,000 each. The Company recognized a $122,542 loss in impairment.

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
September 30, 2002

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Technology Licenses (continued)
Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are five and fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2002	September 30, 2002

Technology license and rights	1,905,000	1,905,000
Patents and manufacturing rights	250,000	250,000
	$2,155,000	$2,155,000
Less accumulated amortization	738,848	702,930
	$1,416,152	$1,452,070

Amortization expense for the three months ended September 30, 2002 and the year ended June 30, 2002 was $35,917 and $73,854, respectively.

NOTE 5 - INVESTMENT IN JOINT VENTURE

The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site.

NOTE 6 - COMMON STOCK

During the three months ended September 30, 2002 the Company issued 3,551,903 shares of common stock at a fair market value of $237,402 for services and compensation. During the year ended June 30, 2002, the Company issued from options 3,800,000 shares of common stock as compensation with a fair market value of $214,000; issued 3,085,000 shares of common stock for $180,850 in cash; issued 2,025,000 shares of common stock from options with a fair market value of $181,875 for services; and issued 120,000 shares of common stock with a fair market value of $15,000 for rent expense.

During the year ended June 30, 2001, the Company issued 22,166,545 shares of common stock for services valued at $1,353,805, which includes services for website development, inventory valued at $138,000, cash of $222,724, compensation valued at $262,762, commissions valued at $22,500. In addition, the Company issued 5,931,818 shares of common stock for cash in the

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 6 - COMMON STOCK (continued)

amount of $231,050 and issued 1,813,637 shares of common stock as legal settlements valued at $262,500.

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

During the year ended June 30, 2002, the Company granted 3,005,000 options for Compensation, services, expenses and cash at an average exercise price of $0.09, which were exercised immediately. The options were granted at the fair market value of the stock.

The fair value of each option granted during fiscal 2001 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 6%, volatility of 30%, expected life of 1 to 5 years, and no expected dividends. The value of these options in the amount of $411,891 was included in operating expense in the financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 7 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	7,300,000	$ 0.11
Granted	3,005,000	0.09
Exercised	(5,825,000)	0.10
Options outstanding at June 30, 2002	4,480,000	$ 0.12

Option outstanding at July 31, 2002	4,480,000	$0.12
Granted	-	-
Exercised	-	-
Options outstanding at September 30, 2002	4,480,000	0.12
Options exercisable at September 30, 2002

Weighted average fair value of options granted during the year ended June 30, 2002	$0.09

NOTE 8 - RELATED PARTIES

During the three months ended September, the Company borrowed $38,122 from two of its officers and accrued $60,000 in wages for these same officers. Periodically loans and accrued wages are exchanged for common stock.

At June 30, 2002, the Company owed its officers $80,000 for accrued salary and $65,034 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties. During the three months ended $80,000 was exchanged for stock.

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

The president of the Company was the former sole shareholder of VMH Videomoviehouse.com Inc., a firm which was purchased for $250,000 in 2000 and is now the wholly owned subsidiary of First American Scientific Corp. See Note 12.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 8 - RELATED PARTIES (continued)

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

NOTE 9 - NOTES PAYABLE

The Company borrowed $31,415 from private investors. These loans are convertible to common stock, bear a 10% interest rate and no stated maturity.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease expired on April 14, 1998. Negotiations with a proposed joint venture partner to operate this facility have ended in dispute between the parties and operations of the plant have ceased. During the year ended June 30, 2002 this issue was resolved and the Company took possession of its plant assets and moved them to its Vancouver facility.

NOTE 11 - ACQUISITION

AGES has issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $376,427 in cash. The Company and Mr. Barber each own 43.48% of AGES, although the Company has management control of AGES and has

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Consolidated Financial Statements
September 30, 2002

NOTE 11 - ACQUISITION (continued)

consolidated the subsidiary. AGES has signed an agreement with Thermix Combustion Systems Inc. to acquire its engineering expertise in wood burning technologies and in designing Pro-Logic computerized control systems and programs. AGES also has a license agreement with the Company to use its patents for the manufacture, sale, operation and use of KDS machines and equipment in connection with any application when used in combination with the acquired expertise in wood dust burning technology.

NOTE 12 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

On June 11, 2001 the Company's board of directors recommended and approved a motion that VMH VideoMovieHouse.com Inc. spin off into its own separate fully reporting OTC publicly traded company.

In August 2002, VMH finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

The assets and liabilities distributed to VMH VideoMovieHouse.com Inc. were as follows as of August 31, 2002:

Cash in bank	$12,842
Accounts receivable	60,457
Inventory	70,832
Property, plant and equipment	33,081
Technology and website, net of amortization	229,989
Deposits	10,000
Total Assets	$417,201
Accounts payable and accrued expenses	$107,183
Accounts payable, related parties	118,517
Total Liabilities	$225,700
Assets in excess of liabilities	$191,501

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company.

As of September 30, 2002 the Company had current assets of $787,312 and current liabilities of

$212,942 compared to current assets of $1,016,014 and current liabilities of $453,168 as at June 30, 2002. 468, 266 The working capital ratio on September 30, 2002 was 3.69 to 1, up from 2.24 2.16 to 1 as of June 30, 2002. Cash on hand as of September 30, 2002 was down to $17,082 compared to $144,356 on June 30, 2002. This compares to $182,829 on June 30, 2001. Consequently, there is not sufficient cash for the Company to maintain its operation for the next year, and management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain its operation should sales and receipt of receivables not materialize. In the short term, some funding has come from loans from Company Officers and by deferring the payment of salaries to Company Officers. This is unlikely to continue. Another outstanding source of funds for FASC will materialize if AGES is successful in selling at least one KDS system before March 1, 2003, then Hydro Quebec is expected to make an additional investment of $400,000 CDN in AGES, and in turn, $100,000 USD will be due from AGES to FASC as payment of amounts due for equipment already supplied. This is expected to happen before the end of the calendar year as AGES has two sales pending that it is expecting to close shortly.

The Company is the owner of a US patent on its KDS technology. The patent is also registered in the UK, the EEC, Mexico, Australia, and New Zealand. Applications for three new process patents, one for the cryogenic freezing and shattering scrap rubber, one for extraction of precious metals using the KDS equipment, and one for drying and converting biomass and pulp sludge to fuel are patent pending status.

Results of Operations - Quarter Ended September 30, 2002

Revenue for the quarter year was $5,962 1,616,194 compared to $nil last year. This consisted of revenue from site testing and sampling for potential customers. Figures for video sales from VideoMovieHouse.com have been removed as they are no longer part of the group of companies. 435,050

Net operating losses for the year ending September 30, 2002 were $325,564 compared to previous year losses for the same period of $$288,991. The company's losses were $0.02 USD per share in each of the last two full years of operation. We expect this trend to reverse as equipment sales begin to come on line.

In June 2002 our subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation has been presented. Our engineering staff is confident that they have designed an economically viable solution for handling racetrack waste and we are optimistic that we will be able to close this sale shortly.

The Company is now focusing on increasing the KDS equipment's capacity to reach commercially economic processing volumes. With the injection of capital provided by Hydro Quebec Capitech, this research is being done in Montreal by our engineers at the AGES facility. We believe processing of biomass and, possibly pulp sludge, currently represent the highest and best use for our technology. Research is also being done in Vancouver with animal waste, food waste, sewage and alluvial clay and glass.

We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment. Management believes sales in this area will be realized shortly.

Management strongly believes that our technology is unique and has the potential to transform the waste management industry. To this end, we applied for and received and EPA designation as a "pesticide device" indicating that our process was capable of killing most pathogens and coliforms contained in animal wastes. However, the expected environmental push has not yet generated the anticipated sales and the Company continues to re-evaluate its marketing strategies. We have determined that the equipment is generally not going to be used as a stand-alone system. Therefore, we have begun to develop relationships with suppliers of ancillary equipment, such as pelletizers, heat log manufacturers, product handling equipment suppliers, boiler and generator manufacturers, etc, with the view to offering our equipment as part of an integrated turnkey system designed to fulfill a specific need. We hope this will expand our exposure to a wider market and generate sales.

Construction of the new Cloverdale demonstration and sales center was completed in April 2002 and is now in full operation. The sales offices, located adjacent to the demonstration center on the same property, was completed and occupied by FASC in July 2001.

In accordance with GAAP, the two machines previously located in Bakersfield have been written down to a value of $150,000 USD each and have been reclassified as inventory for re-sale. The balance of the fixtures that were located in Bakersfield has been written off. .

As of September 30, 2002 there were 145,764,921 shares issued and outstanding.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

The Company rents office space in West Vancouver, and Cloverdale, British Columbia, Canada which serve as administrative and sales offices and a demon

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of November, 2002.

FIRST AMERICAN SCIENTIFIC CORPORATION (Registrant)

By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Treasurer, Chief Financial Officer, and Chairman of the Board Of Directors
By:	/s/ John Brian Nichols
John Brian Nichols, President, Chief Executive Officer and a member of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Scientific Corp (the "Company") on Form 10-QSB for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), we, Calvin L. Kantonen, Chief Financial Officer; and John Brian Nichols, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 14th day of November, 2002.

/s/ Calvin L. Kantonen Calvin L. Kantonen Chief Financial Officer /s/ John Brian Nichols John Brian Nichols Chief Executive Officer

CERTIFICATION

I, Calvin L. Kantonen, certify that:

1. I have reviewed this interim report on Form 10-QSB of First American Scientific Corp. ;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Dated this 14th day of September, 2002.

/s/ Calvin L. Kantonen Calvin L. Kantonen Treasurer and Chief Financial Officer

CERTIFICATION

I, John Brian Nichols, certify that:

1. I have reviewed this interim report on Form 10-QSB of First American Scientific Corp. ;

2. Based on my knowledge, this interim report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this interim report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this interim report.

Dated this 14th day of September, 2002.

/s/ John Brian Nichols John Brian Nichols President and Chief Executive Officer