Form 10QSB
period 2002-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-02-19
CIK 1002822

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	_____________ 0-27094	to ___________

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Royal South Suite 811 West Vancouver, British Columbia Canada V7T 1A2
(Address of principal executive offices)

(604) 913-9035 (Issuer's telephone number)

None (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

==================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of December 31, 2002 and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $9,640,075 at December 31, 2002 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 14, 2003

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2002	2002
ASSETS	(unaudited)	(Restated)
CURRENT ASSETS
Cash	$137,827	$126,144
Accounts receivable	136,793	130,932
Refundable research and development tax credits	83,934	83,085
Sales tax refunds	12,548	27,957
Prepaid expenses and other assets	3,931	10,000
Inventory	190,442	490,442
TOTAL CURRENT ASSETS	565,475	868,560
PROPERTY AND EQUIPMENT
Property and equipment	311,631	311,631
Less: Accumulated depreciation	(119,725)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	191,906	221,336
OTHER ASSETS
Technology rights, net of amortization	1,216,242	1,279,743
Patents and manufacturing rights, net of amortization	163,994	172,327
Deposits	-	1,432
TOTAL OTHER ASSETS	1,380,236	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY IN SPIN OFF	-	268,835
TOTAL ASSETS	$2,137,617	$2,812,233
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,730	$127,880
Accounts payable to related parties	20,000	152,192
TOTAL CURRENT LIABILITIES	223,730	280,072
LONG-TERM LIABILITIES
Notes payable to related parties	47,949	-
Notes payable	26,415	-
TOTAL LONG-TERM LIABILITIES	74,364	-
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	158,337	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; and
148,653,527 142,213,018 shares issued and outstanding, respectively	148,654	142,213
Additional paid-in capital	10,967,718	11,105,694
Stock options	208,780	195,780
Accumulated deficit	(9,640,075)	(9,151,400)
Accumulated other comprehensive income (loss)	(3,891)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,681,186	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,137,617	$2,812,233

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended				Six Month Ended
		December 31,				December 31,
		2002		2001		2002		2001
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
				(Restated)				(Restated)

REVENUES		$172,867		$-		$178,829		$-
COST OF SALES		150,000		-		150,000
GROSS PROFIT		22,867		-		28,829		-
OPERATING EXPENSES
Advertising		12,096		-		12,096		7,284
Amortization and depreciation		49,766		92,257		101,264		155,722
Professional services		11,237		4,687		97,687		29,373
Wages		124,724		41,333		257,921		122,666
Research and development		45,823		8,894		55,932		8,894
General and administration		150,998		20,466		183,300		117,380
Total Operating Expenses		394,644		167,637		708,200		441,319

OTHER INCOME (EXPENSE)
Impairment of inventory		(150,000)		-		(150,000)		-
LOSS FROM CONTINUING OPERATIONS		(521,777)		(167,637)		(829,371)		(441,319)
LOSS FROM DISTRIBUTED SUBSIDIARY		-		(46,825)		(76,882)		(114,691)
LOSS BEFORE INCOME TAXES		(521,777)		(214,462)		(906,253)		(556,010)
INCOME TAXES		-		-		-		-
NET LOSS BEFORE ALLOCATION
TO MINORITY INTEREST		(521,777)		(214,462)		(906,253)		(556,010)
ALLOCATION OF LOSS TO MINORITY
INTEREST		34,012		-		85,252		-
NET LOSS		(487,765)		(214,462)		(821,001)		(556,010)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,720)		(1,399)		5,952		(1,399)
COMPREHENSIVE NET LOSS		$(489,485)		$(215,861)		$(815,049)		$(557,409)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		146,043,899		134,266,355		145,236,500		133,374,685

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2001	130,733,018	$130,733	$9,959,034	$218,210	$(7,013,749)	$(2,557)	$3,291,671
Common stock issued for cash of
$189,850 and services
of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at
$0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at
$0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at
$0.09 per share	500,000	500	44,500	-	-	-	45,000
Common stock issued for equipment at
$0.13 per share	100,000	100	12,740	-	-	-	12,840
Common stock issued for accounts payable
at $0.095 per share	100,000	100	9,400	-	-	-	9,500
Common stock issued from options for
services at $0.09 per share	3,925,000	3,925	453,695	(100,210)	-	-	357,410
Common stock issued for rent expenses at
$0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services	-	-	-	77,780	-	-	77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444
Net assets distributed to shareholders of
VideoMovieHouse.com Inc., a former
wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Common stock issued for consulting
services at $0.06 per share	1,451,903	1,452	90,700	-	-	-	92,152
Common stock issued as compensation at
$0.06 per share	3,973,606	3,974	245,166	-	-	-	249,140
Common stock issued for legal fees at $0.05
per share	250,000	250	12,500	-	-	-	12,750
Common stock issued for professional
services at $0.05 per share	125,000	125	6,125	-	-	-	6,250
Common stcck issued for debt at $0.05 per
share	640,000	640	31,360	-	-	-	32,000
Options issued for compensation	-	-	-	13,000	-	-	13,000
Foreign currency translation loss	-	-	-	-	-	5,952	5,952
Net loss for the six months ended December
31, 2002	-	-	-	-	(821,001)	-	(821,001)
Balance, December 31, 2002, (unaudited)	148,653,527	$148,654	$10,967,718	$208,780	$(9,640,075)	$(3,891)	$1,681,186

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	December 31,
	2002	2001
	(unaudited)	(unaudited)
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(821,001)	$(556,010)
Discontinued operations	(76,882)	(114,691)
Loss allocated to minority interest	85,252	-
Depreciation and amortization	101,264	155,722
Stock and options issued for services and compensation	109,140	145,000
Stock issued for services	111,152	-
Options issued for compensation	13,000	13,000
Adjustments to reconcile net loss to net cash
used by operations:
Amounts used from trust for accounts payable	-	42,793
Impairment of inventory	150,000	-
Decrease (increase) in accounts receivable	(5,861)	(21,081)
Decrease (increase) in taxes and tax credits	14,560	21,611
Decrease (increase) in inventory	150,000	(184,436)
Decrease (increase) in deposits and prepaid expenses	7,501	32,607
(Decrease) increase in accounts payable	76,723	31,188
(Decrease) increase in accounts payable, related party	7,808	54,075
Net cash (used) in operating activities	(77,344)	(150,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,003)
Cash provided by minority interest	102,281	-
Investment in technology rights	-	(8,750)
Investment in discontinued operations	(83,189)	(81,598)
Net cash provided (used) in investing activities	19,092	(90,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	83,835	-
Repayment of borrowing	(13,900)	-
Proceeds from sales of stock	-	105,000
Net cash provided by financing activities	69,935	105,000
NET INCREASE (DECREASE) IN CASH	11,683	(136,188)
Other comprehensive loss	-	(1,399)
CASH - Beginning of year	126,144	182,829
CASH - End of period	$137,827	$45,242
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$109,140	$145,000
Common stock issued for accrued compensation	$146,000	$-
Common stock issued for services	$111,152	$-
Distribution of assets in spin-off	$191,501	$-
Stock issued for debt	$25,000	$-
Stock issued for account payable	$7,000	$-
Options issued for compensaton	$13,000	$-
Stock issued for accrued compensation	$140,000	$-

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales office in Cloverdale, British Columbia, Canada.

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., ("VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin off VMH into its own separate entity which became a fully reporting OTC publicly traded company in August 2002. See Note 12.

The Company formed First American Power Corp, formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to First American Scientific Corp. and, when feasible, to operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 43.48% of AGES and has management control of AGES. William E. Barber owns 43.48% and Hydro-Quebec Capitech Inc. owns 13.04% of AGES. The Company reports financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. See Note 10.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
In March 1995, the Financial Accounting Standards Board issued statement SFAS No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company impaired the carrying value of its assets from its former facility in California. See Note 3.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company believes the adoption of SFAS No. 144 will not have a further material impact on the financial statements of the Company at December 31, 2002.

Interim Financial Statements
The interim financial statements for the period ended December 31, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,640,075 through December 31, 2002. Although the Company recorded $178,829 in sales during the six months ended December 31, 2002, it also generated a net loss of $821,001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going Concern (continued)
Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology through AGES.

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

At December 31, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement (SFAS) No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
At December 31, 2002, minority shareholders held an approximately 56.52% interest in Alternative Green Energy Systems, Inc. (AGES). The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Prepaid expenses
Prepaid expenses consist of rent paid in advance that will be amortized as used.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account in the amount of $1,945 is not insured.

Restatement and Reclassification
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassification principally consists of revised reporting of operating results of VideoMovieHouse.com Inc. which was spun off in August 2002, and not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of VideoMovieHouse.com Inc. have been reclassified as discontinued operations for all periods presented.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company's results of operations.

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

At December 31, 2002, the Company had net deferred tax assets of approximately $1,700,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002. The significant components of the deferred tax asset at December 31, 2002 and June 30, 2002 were as follows:

	December 31, 2002	June 20, 2002
Net operating loss carryforward	$ 7,200,000	$ 6,500,000
Stock options issued under a non-qualified plan:
For the six month ended December 31, 2002	360,000
For the year ended June 30, 2002		945,860

Deferred tax asset	1,700,000	1,380,000
Deferred tax asset valuation allowance	$(1,700,000)	$(1,380,000)

At December 31, 2002, the Company has net operating loss carryforwards of approximately $6,800,000, which expire in the years 2015 through 2021. The Company recognized approximately $360,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions, and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment. During the year ended June 30, 2002, the Company sold a KDS machine for $285,000. At June 30, 2002 the balance due on this machine was fully reserved. This balance of $249,372 continues to be held in reserve at December 31, 2002. At the present time the Company is holding this machine for 90 days on behalf of the original purchaser to allow them time to seek additional funding. All deposits received on this sale are non-refundable.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Refundable Research and Development Tax Credits
The Canadian Government offers tax incentives to taxpayers carrying out scientific research and experimental development. They encourage Canadian companies to investigate better ways of doing things: provide better products and processes using advanced technologies. A 35% tax credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared its submission to Revenue Canada for its refundable tax credits of $83,934 for the year ended June 30, 2002.

Sales Tax Refunds
The Canadian Government taxes goods and services when purchased. Theses taxes when paid, can be off-set against taxes due from the sales of goods and services by the Company. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter all goods and services taxes paid are netted against the goods and service taxes due on sales. If the Company has paid more tax than it owes then the Company is due a refund.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	December 31, 2002	June 30, 2002

Finished goods - 3 machines	-	$345,000
Finished goods - 2 machines	$190,422	-
Work in progress - 2 machines	-	145,442
	$190,442	$490,442

During the six months ended December 31, 2002, the Company determined that the value of two KDS machines should be further reduced to $75,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections", which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at December 31, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VideoMovieHouse.com Inc. which was to be spun off at June 30, 2002 are included in discontinued operations. Assets and liabilities of VideoMovieHouse.com Inc. are included in net assets distributed to subsidiary at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2002.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2002 as the Company does not have assets with indeterminate lives.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income, its components

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (continued)
and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. In particular the reclassification includes the operating results of VideoMovieHouse.com Inc. which was spun off in August 2002, and not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of Vidiomoviehouse.com Inc. have been reclassified to discontinued operations for all periods presented. See Note 11.

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. After the spin off of VideoMovieHouse.com Inc., the Company only has one operating segment and therefore separate segment reporting is not required. See Note 11.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

	December 31, 2002	June 30, 2002
Kinetic disintegration equipment (KDS)	$236,557	$236,557
Plant assets and equipment	19,389	19,389
Office equipment	47,874	47,874
Leasehold improvements	7,811	7,811
Total assets	$311,631	$311,631
Less accumulated depreciation	(119,725)	(90,295)
	$191,906	$221,336

Depreciation expense for the six months ended December 31, 2002 and for the year ended June 30, 2002 was $29,430 and $58,475, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the year ended June 30, 2002, the Company determined that the value of three of its KDS machines was impaired. These machines were written down to the estimated market value of $150,000 each and reclassified as inventory. During the year ending June 30, 2002, one of these three machines was sold for $150,000. The Company also impaired all assets at its former facility in California. The Company recognized an impairment of $371,870 for both of these events.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,047,000, which the Company paid by issuing to Spectrasonic 5,500,000 shares of First American common stock (with an aggregate deemed value of $802,000) and paid $168,000 in varying installment amounts between September 30, 1996 and January 2, 1997. The Company also recognized $77,000 in forgiveness of debt, which was recorded as additional paid-in capital.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	December 31, 2002	June 30, 2002

Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	250,000	250,000
	2,155,000	2,155,000
Less accumulated amortization	774,764	702,930
	$1,380,236	$1,452,070

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

Technology Licenses (continued)
Amortization expense for the six months ended December 31, 2002 and the year ended June 30, 2002 was $71,834 and $143,667, respectively.

NOTE 5 - COMMON STOCK

During the six months ended December 31, 2002, the Company issued from options: 1,451,903 shares of common stock as payment for consulting services with a fair market value of $92,152;3,973,606 shares of common stock as compensation with a fair market value of $249,140; 375,000 shares of common stock for professional services with a fair market value of $19,000; and 640,000 common stock shares in payment of debt of $32,000.

During the year ended June 30, 2002, the Company issued from options 2,885,000 shares of common stock for cash of $189,850 and services valued at $82,850; 3,600,000 shares of common stock for compensation valued at $320,480; 250,000 shares of common stock for legal services valued at $25,000; 500,000 shares of common stock for a KDS machine valued at $45,000; 100,000 share of common stock for equipment valued at $12,840; 100,000 shares of common stock in payment of an account payable of $9,500 and 120,000 shares of common stock as prepaid rent of its offices valued at $15,000. In addition, 3,925,000 common stock options were exercised for services valued at $457,620.

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

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 non-qualifying stock option plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.75 to persons employed or associated with the Company. During the six months ended December 31, 2002, the Company granted 7,283,000 common stock options at the fair market value of the common stock at the date of grant. These options were granted for compensation and services at the average exercise price of $0.16. This plan was not approved by the Company's security holders.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 6 - STOCK OPTIONS (continued)

During the year ended June 30, 2002, the Company granted 10,505,000 options for compensation, services, expenses and cash at an average exercise price of $0.09. All options were exercised immediately. The options were granted at the fair market value of the stock on each grant date.

During the year ended June 30, 2001, the Company granted 33,576,450 options of which 26,286,450 were granted for services and compensation, 1,240,000 were granted for video inventory and website development, 900,000 for equipment inventory and cash. In addition, 5,150,000 options were granted for cash.

In April 2001, the Company's board of directors approved the First American Scientific Corp. 2001 nonqualified stock option plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options of a maximum share price of $0.275 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

The fair value of each option granted during fiscal 2001 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 73%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the six months ended December 31, 2002 in the amount of $13,000 was included in operating expense in the financial statements.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	3,625,000	0.11
Granted	10,505,000	0.09
Exercised	(11,480,000)	0.10
Options outstanding at June 30, 2002	2,650,000	$0.12
Option outstanding at July 1, 2002	2,650,000	$0.12
Granted	7,283,000	0.16
Exercised	(6,440,509)	0.14
Options outstanding and exercisable at December 31, 2002	3,492,491	$0.13

Weighted average fair value of options granted during the six months ended December 31, 2002	$0.01

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 7 - RELATED PARTIES

During the six months ended December 31, 2002, the Company borrowed $36,741 from two of its officers and accrued $20,000 in wages for these same officers. Periodically loans and accrued wages are exchanged for common stock.

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $104,878 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties. During the six months ended December 31, 2002, $120,000 of related party debt was exchanged for stock.

During the year ended June 30 2002, the Company issued 6,650,000 common stock options to Company officers and employees at exercise prices ranging from $0.06 to $0.18 which were equal to the fair market value of the stock on the date of grant.

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

The president of the Company was the former sole shareholder of VMH VideoMovieHouse.com Inc. (VMH), a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of First American Scientific Corp. In August 2002, the Company completed a spin-off of VMH which then became a separate reporting entity. See Note 11.

NOTE 8 - NOTES PAYABLE

The Company borrowed $51,415 from private investors. These loans are convertible to common stock, bear a 10% interest rate and have no stated maturity. During the six months ended December 31, 2002, $25,000 in notes was paid with common stock.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease expired on April 14, 1998. Negotiations with a proposed joint venture partner to operate this facility have ended in dispute between the parties and operations of the plant have ceased. During the year ended June 30, 2002, this issue was resolved and the Company took possession of its plant assets.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 10 - JOINT VENTURES

Beau Pre Explorations Ltd.
The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site.

AGES
In connection with its formation in January 2002, AGES issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition, 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $376,427 in cash. The Company and Mr. Barber each own 43.48% of AGES.

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

FASC owns all patents for the KDS technology and machines, and to all the research conducted by AGES. To perfect the license agreement AGES must sell two machines, one machine in each industry, biomass and pulp sludge, and pay $100,000 for the license. Until a unit is sold for each purpose contemplated in the agreement and until Hydro Quebec contributes an additional $400,000 CDN to raise its share of the ownership, the license agreement is not perfected.

Until these conditions are met, FASC remains in control of the venture because of the contractual agreement. When these conditions are met, FASC becomes a minority shareholder, and no longer controls AGES.

In February 2003, FASC extended the payment terms of the agreement with AGES for one additional year, until February 21, 2004.

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to a specific party. The sales price of this equipment is $218,400. After the six-month trial period, the purchasing party will make monthly payments in the amount of $3,250 per month for six months, at which time the payments will increase to $16,575 per month for the next twelve months. After payment of the higher monthly payments for a year, the purchase price of the machine is considered paid in full. The machine can be returned at any time within the first twelve months with no further costs other than those incurred to the date of the return. The purchaser will be given exclusive use of the KDS technology in usage for client and recycle facilities in Ontario, Canada for three years from production installation if the sale is finalized.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

On June 11, 2001, the Company's board of directors recommended and approved a motion that the Company would spin off its subsidiary, VMH VideoMovieHouse.com Inc., into its own separate fully reporting OTC publicly traded company. At that time, management under the direction of the board of directors began the necessary actions to accomplish the spin-off in a timely manner.

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

Costs associated with the spin off VMH were accounted for in discontinued operations.

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows:

	June 30, 2002	June 30, 2001
Net Sales	$286,869	$4,222
Loss before Income Taxes	$(193,377)	$(23,151)
Income Tax Expense	$-	-
Net Loss	$(193,377)	$(23,151)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2002

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (continued)

The loss on distribution of subsidiary reflects expenses related to the distribution of the assets, common stock and certain expenses associated with establishing a capital structure of VMH.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

First American Scientific (the Company) was incorporated April 12, 1995 as a development stage company. The Company is the owner of a US patent on its KDS technology. The patent is also registered in the UK, the EEC, Mexico, Australia, and New Zealand. Applications for three new process patents, one for the cryogenic freezing and shattering scrap rubber, one for extraction of precious metals from hard rock, and one for drying and recovery of fuel and clay from biomass are patent pending status.

On December 31, 2002, the Company had current assets of $ 565,475 and current liabilities of $ 223,730 31, 2002 compared to current assets of $ 787,312 and current liabilities of $ 212,942 on September 30, 2002 The working capital ratio on December 31, 2002 was 2.53 : 1 compared to 3.69 : 1 on September 30, and 2.24 : 1 as of June 30, 2002. Cash on hand as of December 31, 2002 was $ 137,827 up from $17,082 on September 30, 2002 and down from to $ 144,356 on June 30, 2002

In accordance with GAAP, the two machines previously located in Bakersfield have been further written down to $50,000 each and have now been sold. The balance of remaining fixtures at the Bakersfield site has been written off.

Subsequent to the date of these statements, AGES received a cheque for $ 400,000 CAD from HydroQuebec Capitech Inc. which represents the second installment required to fulfill their agreement to acquire a 20 % equity interest in AGES. In order to show our commitment to the AGES research program and to encourage HQC to make the additional investment, FASC agreed to a one year deferral of the payment of $ 100,000 USD due from AGES to FASC on Feb 21, 2003 under AGES licensing agreement.

This will permit the entire $ 400,000 CAD investment to go towards AGES research and development. Under the licensing agreement all improvements to the technology and any related patents made by AGES will belong to FASC and the sale of at least one machine in each category (biomass and sludge) along with payment must be made to perfect the license.

Notwithstanding the above, there is not sufficient cash flow for the Company to maintain its operation for the next year. All HQC funds are designated for AGES operations only. Consequently, FASC management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain its operation should sales and receipt of receivables not materialize. In the short term, some relief has come from loans from Company Officers and by the deferment the payment of officers' salaries. This cannot be expected to continue indefinitely.

As of December 31, 2002 there were 148,653,527 shares issued and outstanding.

RESULTS OF OPERATIONS - Quarter ending December 31, 2002

Revenue for the quarter year was $ 172,867 compared to $5,962last quarter. This consisted of revenue from site testing, sampling and sale of used equipment. Sales from VideoMovieHouse.com are no longer included as they are not part of the group of companies due to the recent spin-off which was declared effective by the SEC on August 9, 2002.

Net operating losses for the quarter ending December 31, 2002 were $ 489,485 compared to losses of $ 325,564 for the quarter ending September 30, 2002. The company's losses were $ 0.02 USD per share in each of the last two full years of operation. We expect this trend to reverse as new equipment sales begin to come on line.

The Company has hired a new full time Vice President of Marketing in an effort to ramp up its sales program, while at the same time it continues to focus on increasing the KDS equipment's capacity and commercial viability for several different applications. We believe processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most immediate to generate much needed sales. With the injection of capital provided by Hydro Quebec Capitech, research will continue by AGES. Research is also being done in Vancouver with animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment.

In June 2002 our subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation was presented in November 2002. We understand that Hollywood Park is seriously considering our proposal and has made applications for permits to install our system, but is waiting for final permit approval prior to giving us a firm commitment to proceed.

On December 10, 2002 we announced that we had reached an agreement with Atlantic Packaging Limited to install a test machine at their pulp mill in Whitby, Ontario. This will be a six month trial to prove our equipment's capabilities to process pulp sludge in a full level production environment. If successful, we expect this to lead to multiple sales. The machine has been delivered and installed. First test runs are expected to commence before the end of February 2003.

In March 2002, we announced the an agreement for the sale of 2 systems for Ireland. The Irish machine was delivered but not put into operation pending upgrades. Upgrades were made to a second machine in Vancouver. To date the second machine has not been delivered, and the first machine has not been put into production. We delayed delivery when it became apparent that the purchaser was unable to raise sufficient funds to meet final payment under the agreement. This deal has been put on hold pending receipt of the balance of funds due or agreement on other acceptable terms.

Last year we announced our discussions with Honeywell had been put on hold pending more accurate scientific analysis of our process and completion of cost/benefit feasibility analysis. Upon completion of either the Hollywood Park or the Atlantic projects, we hope that we can re-open these discussions based on the latest available results. We believe the technical analysis and result from the Hollywood Park study and other research is now adequate to meet some of the concerns raised by Honeywell in their expression of interest last year.

The three machines purchased by Vancouver Island Re-Cycling have now been paid for in full. VIRC is preparing to take delivery of the machines in February 2003.

Management strongly believes that our technology is unique and has proven its potential in the waste management industry . We also have proven its value as an EPA designated "pesticide device" and that our process is also capable of killing most pathogens and coliforms contained in animal wastes. We have also determined that the equipment is generally not going to be used as a stand-alone system. Therefore, we have begun to develop relationships with suppliers of ancillary equipment, such as pelletizers, heat log manufacturers, product handling equipment suppliers, boiler and generator manufacturers, etc, with the view to offering our equipment as part of an integrated turnkey system designed to fulfill a specific need. We hope this will expand our exposure to a wider market and generate sales. We are concerned that some of the deals we entered into in the past have not proceeded as planned, and we are now working to resolve difficulties and to pre-qualify all new purchasers prior to entering into agreements.

During this quarter, we made two visits to Japan to present our equipment to interested purchasers. As a result, on December 5, 2002, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent FASC in developing a market for its KDS equipment in Japan. Subsequent to the date of these statements, in January 2003, we hosted a delegation of 5 Japanese companies who have expressed serious interest in importing our equipment to Japan. We are hopeful that this will lead to sales of our equipment and potential licensing agreements in Japan.

INFLATION

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

FORIEGN OPERATIONS

FASC rents office space in West Vancouver, and Cloverdale BC, Canada which serve as administrative and sales offices and a demonstration facility in Cloverdale, BC. AGES rents office space in Montreal, Quebec.

Item 3. Controls and Procedures.

Brian Nichols, Principal Executive Officer and Calvin Kantonen, Principal Financial Officer of First American Scientific Corp., have established and are currently maintaining disclosure controls and procedures for our company. The disclosure controls and procedures have been designed to ensure that material information relating to our company is made known to them as soon as it is known by others within our company.

Our Principal Executive Officer and Principal Financial Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and have concluded, based on their evaluation within 90 days of the filing of this Report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2003.

COMPANY NAME (Registrant)
BY:	/s/ Brian Nichols
Brian Nichols, President and Principal Executive Officer
BY:	/s/ Calvin Kantonen Calvin Kantonen, Treasurer and Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Scientific Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Brian Nichols, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of February, 2003.

/s/ Brian Nichols Brian Nichols President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Scientific Corp. (the "Company") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Calvin Kantonen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 19th day of February, 2003.

/s/ Calvin Kantonen Calvin Kantonen Treasurer and Chief Financial Officer

CERTIFICATION

I, Brian Nichols, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First American Scientific Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of February, 2003.

/s/ Brian Nichols Brian Nichols President and Principal Executive Officer

CERTIFICATION

I, Calvin Kantonen, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First American Scientific Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 19th day of February, 2003.

/s/ Calvin Kantonen Calvin Kantonen Treasurer and Principal Financial Officer