Form 10QSB
period 2003-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-05-20
CIK 1002822

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-27094

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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 150,487,376

==================================================================================

PART I.

Item 1. FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of March 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $10,007,592 at March 31, 2003 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 14, 2003

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	March 31, 2003	June 30, 2002
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$149,098	$126,144
Accounts receivable, net of allowance	129,059	130,932
Refundable research and development tax credits	93,572	83,085
Sales tax refunds	-	27,957
Prepaid expenses and other assets	13,749	10,000
Inventory	190,442	490,442
TOTAL CURRENT ASSETS	575,920	868,560
PROPERTY AND EQUIPMENT
Property and equipment	311,631	311,631
Less: Accumulated depreciation	(135,365)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	176,266	221,336
OTHER ASSETS
Technology rights, net of amortization	1,184,492	1,279,743
Patents and manufacturing rights, net of amortization	159,827	172,327
Deposits	1,432	1,432
TOTAL OTHER ASSETS	1,345,751	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY IN SPIN OFF	-	268,835
TOTAL ASSETS	$2,097,937	$2,812,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,643	$35,194
Deposit on KDS machine	100	-
Accounts payable to related parties	80,000	244,878
Note payable	10,000	-
TOTAL CURRENT LIABILITIES	278,743	280,072
LONG-TERM LIABILITIES
Notes payable to related parties	2,500	-
TOTAL LONG-TERM LIABILITIES	2,500	-
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	376,219	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; and 148,653,527 150,487,376 shares issued and outstanding, respectively	150,487	142,213
Additional paid-in capital	11,066,577	11,105,694
Stock options	245,534	195,780
Accumulated deficit	(10,007,592)	(9,151,400)
Accumulated other comprehensive income (loss)	(14,531)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,440,475	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,937	$2,812,233

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months Ended March 31,				Nine Months Ended March 31,
		2003 (unaudited)		2002 (unaudited) Restated		2003 (unaudited)		2002 (unaudited) Restated

REVENUES		$7,941		$303,383		$186,770		$303,383
COST OF SALES		-		105,420		300,000		105,420
GROSS PROFIT		7,941		197,963		(113,230)		197,963
OPERATING EXPENSES
Advertising		8,882		-		20,978		-
Amortization and depreciation		53,233		77,729		154,497		301,073
Professional services		16,678		41,244		114,365		58,455
Wages		191,393		-		449,314		-
Research and development		44,490		-		100,422		-
General and administration		255,110		270,913		328,910		473,076
Total Operating Expenses		569,786		389,886		1,168,486		832,604
OTHER INCOME (EXPENSE)
Impairment of assets		-		(122,541)		-		(122,541)
		-		(122,541)		-		(122,541)

LOSS FROM CONTINUING OPERATIONS		(561,845)		(314,464)		(1,281,716)		(757,182)
LOSS FROM DISTRIBUTED SUBSIDIARY		-		(27,325)		(76,882)		(142,017)
LOSS BEFORE INCOME TAXES		(561,845)		(341,789)		(1,358,598)		(899,199)
INCOME TAXES		-		-		-		-
NET LOSS BEFORE ALLOCATION
TO MINORITY INTEREST		(561,845)		(341,789)		(1,358,598)		(899,199)
ALLOCATION OF LOSS TO MINORITY INTEREST		84,828		21,531		170,080		21,531
NET LOSS		(477,017)		(320,258)		(1,188,518)		(877,668)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,241)		-		(4,688)		(1,399)
COMPREHENSIVE NET LOSS		$(478,258)		$(320,258)		$(1,193,206)		$(879,067)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		150,120,536		138,621,352		145,572,824		138,032,460

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2001	130,733,018	$130,733	$9,959,034	$218,210	$(7,013,749)	$(2,557)	$3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500	-	-	-	45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740	-	-	-	12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400	-	-	-	9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)	-	-	357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services	-	-	-	77,780	-	-	77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444

Net assets distributed to shareholders of VideoMovieHouse.com Inc., a former wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	62,754	-	-	62,754
Common stock issued for consulting services at $0.06 per share	1,451,903	1,452	90,700	-	-	-	92,152
Common stock issued as compensation at $0.06 per share	4,249,455	4,249	267,683	(13,000)	-	-	258,932
Common stock issued for legal fees at $0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for professional services at $0.05 per share	125,000	125	6,125	-	-	-	6,250
Common stock issued for prepaid rent at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for debt at $0.05 per share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation loss	-	-	-	-	-	(4,688)	(4,688)
Net loss for the nine months ended March 31, 2003	-	-	-	-	(1,188,518)	-	(1,188,518)
Balance, March 31, 2003 (unaudited)	150,487,376	$150,487	$11,066,577	$245,534	$(10,007,592)	$(14,531)	$1,440,475

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31,
	2003 (unaudited)	2002 (unaudited) Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,188,518)	$(877,668)
Discontinued operations	76,882	142,017
Loss allocated to minority interest	(170,080)	(21,531)
	(1,281,716)	(757,182)
Depreciation and amortization	154,497	230,577
Impairment of assets	150,000	122,542
Stock and options issued for services and compensation	258,932	395,875
Stock issued for prepaid rent	20,000	15,000
Stock issued for services and current debt	181,052	-
Options issued for compensation	62,754	-
Adjustments to reconcile net loss to net cash provided (used) by operations:
Amounts used from trust for accounts payable	-	42,793
Decrease (increase) in accounts receivable	1,873	(263,963)
Decrease (increase) in taxes and tax credits	17,470	-
Decrease (increase) in investments	-	(74,549)
Increase (decrease) in deposits for sales	100	(17,500)
Decrease (increase) in inventory	150,000	(84,508)
Decrease (increase) in deposits and prepaid expenses	(3,749)	10,179
Increase (decrease) in accounts payable	60,763	69,789
(Decrease) increase in accounts payable, related party	(72,192)	(20,765)
Cash provided (used) by discontinued operations	-	22,345
Net cash provided (used) by operating activities	(300,216)	(309,367)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by minority interest	302,709	182,520
Investment in technology rights	-	(8,884)
Investment in discontinued operations	14,143	(43,720)
Net cash provided (used) in investing activities	316,852	129,916
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt	(76,054)	-
Proceeds from borrowing	51,415	-
Proceeds from borrowing, related parties	35,449	-
Proceeds from sales of stock	-	180,850
Net cash provided by financing activities	10,810	180,850
NET INCREASE (DECREASE) IN CASH	27,446	1,399
Other comprehensive loss - Foreign currency translation	(4,492)	(1,399)
CASH - Beginning of year	126,144	175,147
CASH - End of period	$149,098	175,147
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest Expense	$-	-
Income Taxes	$-	-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$118,932	$395,875
Common stock issued for rent	$20,000	$15,000
Common stock issued for services	$136,152	$-
Distribution of assets in spin-off	$(191,501)	$-
Stock issued for accounts payable and current debt	$44,900	$-
Note payable	$20,000	-
Options issued for compensation	$62,754	$-
Stock issued for accrued compensation	$140,000	$-

See accountant's review report and accompanying notes

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. ("the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales office in Cloverdale, British Columbia, Canada.

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., ("VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin off VMH into its own separate entity which became a fully reporting OTC publicly traded company in August 2002. See Note 11.

The Company formed First American Power Corp, formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to First American Scientific Corp. and, when feasible, to operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. ("AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 40% of AGES and has management control of AGES. William E. Barber owns 40% and Hydro-Quebec Capitech Inc. owns 20% of AGES. The Company reports financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. See Note 10.

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
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company impaired the carrying value of its assets used in its former facility in California. See Note 3.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company believes the adoption of SFAS No. 144 will not have a further material impact on the financial statements of the Company at March 31, 2003.

Interim Financial Statements
The interim financial statements for the period ended March 31, 2003, included herein, have not been audited, at the request of the Company. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,007,592 through March 31, 2003. Although the Company recorded $186,770 in sales during the nine months ended March 31, 2003, it also generated a net loss of $1,188,518. These factors raise substantial doubt about the Company's ability to continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At March 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
At March 31, 2003, minority shareholders held an approximately 60% interest in Alternative Green Energy Systems, Inc. ("AGES"). The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account in the amount of $564 is not insured.

Restatement and Reclassification
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. The reclassification principally consists of revised reporting of operating results of VideoMovieHouse.com Inc., which was spun off in August 2002 and is not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of VideoMovieHouse.com Inc. have been reclassified as discontinued operations for all periods presented.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes ". Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2003, the Company had net deferred tax assets of approximately $1,900,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2003. The significant components of the deferred tax asset at March 31, 2003 and June 30, 2002 were as follows:

	March 31, 2003	June 20, 2002
Net operating loss carryforward	$8,400,000	$6,500,000
Stock options issued under a non-qualified plan:
For the nine month ended March 31, 2003	$660,000
For the year ended June 30, 2002		$945,860
Deferred tax asset	$1,900,000	$1,380,000
Deferred tax asset valuation allowance	$(1,900,000)	$(1,380,000)

At March 31, 2003, the Company has net operating loss carryforwards of approximately $7,740,000, which expire in the years 2015 through 2021. The Company recognized approximately $660,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The net loss used to calculate operating loss carryforwards includes the expenses attributed to the refundable tax credit of $83,805.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

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

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. At August 2002 because of the spin off of VMH VideoMovieHouse.com Inc., the Company no longer has more than one operating segment.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At March 31, 2003 accounts receivable were $378,431 with an allowance for doubtful accounts of $249,372.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment. During the year ended June 30, 2002, the Company sold a KDS machine for $285,000 plus tax. The purchaser made a non-refundable down payment of $37,500. After June 30, 2002, but before the release of the audited financial statements, the Company became aware that the purchaser would be unable to meet the agreed upon financing arrangements and the balance due on this machine was fully reserved. This balance of $249,372 continues to be held in reserve at March 31, 2003. The Company was holding this machine for 90 days on behalf of the original purchaser to allow them time to seek additional funding. The 90 day period expired on March 31, 2003. During April 2003, the Company sold this machine to another customer.

Refundable Research and Development Tax Credits
The Canadian Government offers tax incentives to taxpayers carrying out scientific research and experimental development. The Canadian Government encourages Canadian companies to investigate ways of providing better products and better processing using advanced technologies. A 35% refundable research and development tax credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared the forms and submitted to Revenue Canada for its refundable tax credits of $83,085 for the year ended June 30, 2002. The research and development expenses attributed to this tax credit are included in the Company's net loss for the U.S. income tax calculation. This refund is expected to be received before June 30, 2003.

Sales Tax Refunds
The Canadian Government taxes goods and services when purchased. Theses taxes when paid, can be offset against taxes due from the sales of goods and services by the Company. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and service sold. If the Company has paid more tax than it owes, then the Company is due a refund.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	March 31, 2003	June 30, 2002

Finished goods -3 machines	$-	$345,000
Finished goods - 2 machines	190,422	-
Work in progress - 2 machines	-	145,442
	$190,442	$490,442

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory (continued)
During the nine months ended March 31, 2003, the Company determined that the value of two KDS machines should be further reduced to $75,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3.

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at March 31, 2003.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VideoMovieHouse.com Inc. which was to be spun off at June 30, 2002 are included in discontinued operations. Assets and liabilities of VideoMovieHouse.com Inc. are included in net assets distributed to subsidiary at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at March 31, 2003.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2002 as the Company does not have assets with indeterminate lives.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS 130 establishes standards for reporting and displaying

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income (continued)
comprehensive income, its components and accumulated balances. SFAS 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. In particular, the reclassification includes the operating results of VideoMovieHouse.com Inc., which was spun off in August 2002 and is not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of Vidiomoviehouse.com Inc. have been reclassified to discontinued operations for all periods presented. See Note 11.

Segment Information
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. After the spin off of VideoMovieHouse.com Inc., the Company only has one operating segment and therefore separate segment reporting is not required. See Note 11.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2003	June 30, 2002
Kinetic disintegration equipment (KDS)	$236,557	$236,557
Plant assets and equipment	19,389	19,389
Office equipment	47,874	47,874
Leasehold improvements	7,811	7,811
Total assets	311,631	311,631
Less accumulated depreciation	(135,365)	(90,295)
	$176,266	$221,336

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

Depreciation expense for the nine months ended March 31, 2003 and for the year ended June 30, 2002 was $45,070 and $58,475, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the year ended June 30, 2002, the Company determined that the value of three of its KDS machines was impaired. These machines were written down to the estimated market value of $150,000 each and reclassified as inventory. During the year ending June 30, 2002, one of these three machines was sold for $150,000. The Company also impaired all assets at its former facility in California. The Company recognized an aggregate impairment expense of $371,870 for both of these events.

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Technology Licenses
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment ("KDS") for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000.

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

On May 17, 1996, the Company executed another agreement with Spectrasonic for the worldwide licenses to equipment (as yet unpatented) developed by Spectrasonic for use in disintegration, disposal, recycling, remanufacturing or manufacturing "any and all kinds of materials" for a period of ninety-nine years. The purchase price of this license was $1,047,000, which the Company paid by issuing to Spectrasonic 5,500,000 shares of First American common stock (with an aggregate deemed value of $802,000) and paying $168,000 in varying installment amounts between September 30, 1996 and January 2, 1997. The Company also recognized $77,000 in forgiveness of debt, which was recorded as additional paid-in capital.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (continued)

Technology Licenses (continued)
On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine ("KDS Machine") whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS Machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company's stock at a deemed value of $0.25 per share issued on December 1, 1999.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are five and fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	March 31, 2003	June 30, 2002

Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	250,000	250,000
	2,155,000	2,155,000
Less accumulated amortization	810,681	702,930
	$1,344,319	$1,452,070

Amortization expense for the nine months ended March 31, 2003 and the year ended June 30, 2002 was $107,751 and $143,667, respectively.

NOTE 5 - COMMON STOCK

During the nine months ended March 31, 2003, the Company issued from options: 1,451,903 shares of common stock as payment for consulting services with a fair market value of $92,152; 4,249,455 shares of common stock as compensation with a fair market value of $258,932; 875,000 shares of common stock for professional services with a fair market value of $44,000; and 898,000 common stock shares in payment of debt of $44,900; 400,000 common stock shares for prepaid rent in the amount of $20,000; and 400,000 common stock shares for a note payable of $20,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 5 - COMMON STOCK (continued)

During the year ended June 30, 2002, the Company issued from options 2,885,000 shares of common stock for cash of $189,850 and services valued at $82,850; 3,600,000 shares of common stock for compensation valued at $320,480; 250,000 shares of common stock for legal services valued at $25,000; 500,000 shares of common stock for a KDS machine valued at $45,000; 100,000 shares of common stock for equipment valued at $12,840; 100,000 shares of common stock in payment of an account payable of $9,500 and 120,000 shares of common stock as prepaid rent of its offices valued at $15,000. In addition, 3,925,000 common stock options were exercised for services valued at $457,620.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 non-qualifying stock option plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.75 to persons employed or associated with the Company. During the six months ended March 31, 2003, the Company granted 10,207,649 common stock options at the fair market value of the common stock at the date of grant. These options were granted for compensation and services at the average exercise price of $0.16. This plan was not approved by the Company's security holders.

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

The fair value of each option granted during fiscal 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 73%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the nine months ended March 31, 2003 in the amount of $62,754 was included in operating expense in the financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 6 - STOCK OPTIONS (continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	3,625,000	$0.11
Granted	10,505,000	0.09
Exercised	(11,480,000)	0.10
Options outstanding at June 30, 2002	2,650,000	$0.12

Option outstanding at July 1, 2002	2,650,000	$0.12
Granted	10,207,649	0.07
Exercised	(8,274,358)	0.06
Options outstanding and exercisable at March 31, 2003	4,583,291	$0.12

Weighted average fair value of options granted during the nine months ended March 31, 2003	$0.01

NOTE 7 - RELATED PARTIES

During the nine months ended March 31, 2003, the Company borrowed $35,449 from two of its officers and accrued $40,000 in wages for these same officers. Periodically, loans and accrued wages are repaid by the Company's issuance of its common stock.

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $104,878 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties. During the nine months ended March 31, 2003, $120,000 of related party debt was exchanged for stock.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 7 - RELATED PARTIES (continued)

The president of the Company was the former sole shareholder of VMH VideoMovieHouse.com Inc. (VMH), a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of First American Scientific Corp. In August 2002, the Company completed a spin-off of VMH which then became a separate reporting entity. See Note 11.

Other related party transactions are described in Note 4.

NOTE 8 - NOTES PAYABLE

The Company borrowed $51,415 from private investors. These loans are convertible to common stock, bear a 10% interest rate and have no stated maturity. During the nine months ended March 31, 2003, $45,000 in notes was repaid by the Company's issuance of its common stock and the balance was repaid in cash.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

In May 1996, the Company signed a lease to rent facilities in Bakersfield, California for the industrial processing of gypsum, limestone and specialty products. The lease expired on April 14, 1998. During the year ended June 30, 2002, the Company took possession of its plant assets. See Note 3.

NOTE 10 - JOINT VENTURES

Beau Pre Explorations Ltd.
The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site.

AGES
In connection with its formation in January 2002, AGES issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition, 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $376,427 in cash. The Company and Mr. Barber each owned 43.48% of AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 10 - JOINT VENTURES (continued)

AGES (continued)
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

FASC owns all patents for the KDS technology and machines, and is entitled to all the research conducted by AGES. To perfect its license agreement with the Company, AGES must sell two machines, one machine in each industry, biomass and pulp sludge, and pay $100,000 for the license. Until a unit is sold for each purpose contemplated in the agreement and until Hydro Quebec contributes an additional $400,000 CDN to raise its share of the ownership to 20%, the license agreement is not perfected. On March 1, 2003 Hydro Quebec contributed the additional $400,000 CDN but no machine has been sold.

Until these conditions are met, FASC remains in control of the venture because of the contractual agreement. When these conditions are met, FASC becomes a minority shareholder, and no longer controls AGES.

In February 2003, FASC extended the payment terms of the agreement with AGES for one additional year, until February 21, 2004.

During the quarter ended December 31, 2003, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to a specific party. The sales price of this equipment is $218,400. After the six-month trial period, the purchasing party will make monthly payments in the amount of $3,250 per month for six months, at which time the payments will increase to $16,575 per month for the next twelve months. After payment of the higher monthly payments for a year, the purchase price of the machine is considered paid in full. The machine can be returned at any time within the first twelve months with no further costs other than those incurred to the date of the return. The purchaser will be given exclusive use of the KDS technology in usage for client and recycle facilities in Ontario, Canada for three years from production installation if the sale is finalized.

On June 11, 2001, the Company's board of directors recommended and approved a motion that the Company would spin off its subsidiary, VMH VideoMovieHouse.com Inc. ("VMH"), into its own separate fully reporting OTC publicly traded company. At that time, management under the direction of the board of directors began the necessary actions to accomplish the spin-off in a timely manner.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (continued)

In August 2002, VMH finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

The assets and liabilities distributed to VMH were as follows as of August 31, 2002:

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

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows for the last two years:

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of a US patent on our KDS technology. The patent is also registered in the UK, the EEC, Mexico, Australia, and New Zealand. Applications for three new process patents, one for the cryogenic freezing and shattering scrap rubber, one for extraction of precious metals from hard rock, and one for drying and recovery of fuel and clay from biomass are patent pending status.

On March 31, 2003, we had current assets of $575,920 and current liabilities of $278,743, compared to current assets of $868,560 and current liabilities of $280,072 on June 30, 2002. Our working capital ratio on March 31, 2003 was 2.06:1 compared to 3.1:1 on of June 30, 2002. Cash on hand as of March 31, 2003 was $149,098 up slightly from $126,144 on June 30, 2002.

In accordance with GAAP, the two machines previously located in Bakersfield were written down to $75,000 each and were sold in the last quarter. The balance of remaining fixtures at the Bakersfield site was been written off and we have no further equipment in California.

During this quarter, AGES received for CDN$400,000 from HydroQuebec Capitech Inc. which is the final installment required to fulfill its agreement to acquire a 20% equity interest in AGES. Additionally, we have agreed to a one year deferral of the receipt of US$100,000 due from AGES under its licensing agreement in order to permit the entire CDN$400,000 investment to go towards AGES research and development. Under the licensing agreement all improvements to the technology and any related patents made by AGES will belong to us and the sale of at least one machine in each category (biomass and sludge) along with payment must be made to perfect the license.

Notwithstanding the above, there is not sufficient cash flow for us to maintain our operation for the next year. All HQC funds are designated for AGES operations only. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should sales and receipt of receivables not materialize. In the short term, some relief has come from loans from our officers and by the deferment the payment of officers' salaries. This cannot be expected to continue indefinitely.

As of March 31, 2003, there were 150,487,376 shares issued and outstanding.

Results of Operations - Quarter ending March 31, 2003

Revenue for the quarter year was $7,941 compared to $303,383 for the same period last year. This consisted of revenue from processing sample products for various customers. No KDS systems were sold during the quarter. Sales efforts are ongoing with several promising prospects at the quotation and negotiations stage.

Net operating losses for the quarter ending March 31, 2003 were $477,258 compared to losses of $320,258 for the same period last year. Our losses were $1,193,206 for the nine months ended March 31, 2003 or $0.01USD per share for the nine months ending March 31, 2003.

The new vice president of marketing is making efforts to ramp up our sales program, and we continue to focus on increasing the KDS equipment=s processing capacity and commercial viability for several different applications. We believe processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most immediate to generate much needed sales. With the injection of capital provided by Hydro Quebec Capitech, research will continue by AGES. Research is also being done in Vancouver with animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment.

In June 2002 our subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation was presented in November 2002. We understand that Hollywood Park is seriously considering our proposal and has made applications for permits to install our system, but is still waiting for final permit approval prior to giving us a firm commitment to proceed.

On December 10, 2002, we announced that we had reached an agreement with Atlantic Packaging Limited to install a test machine at their pulp mill in Whitby, Ontario. This will be a six month trial to prove our equipment's capabilities to process pulp sludge in a full level production environment. If successful, we expect this to lead to multiple sales. The machine has been delivered and installed. First test runs commenced in March 2003 and will run until August 2003.

In March 2002, we announced an agreement for the sale of two systems in Ireland. One machine for Ireland was delivered but not put into operation pending upgrades. Upgrades were made to a second machine in Vancouver. To date the second machine has not been delivered, and the first machine has not been put into production.

Last year we announced our discussions with Honeywell had been put on hold pending more accurate scientific analysis of our process and completion of cost/benefit feasibility analysis. Upon completion of either the Hollywood Park or the Atlantic projects, we hope that we can re-open these discussions based on the latest available results. We believe the technical analysis and result from the Hollywood Park study and other research is now adequate to meet some of the concerns raised by Honeywell in their expression of interest last year. We expect to re-visit the Honeywell proposal once the racetrack or pulp sludge facility can produce long term test results.

The three machines purchased by Vancouver Island Re-Cycling have now been paid for in full. Two machines from Bakersfield have been delivered, while the third will be picked up this quarter.

In December 2003, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent us in developing a market for our KDS equipment in Japan. In January 2003, we hosted a delegation of five Japanese companies who have expressed serious interest in importing our equipment to Japan. We are currently negotiating with a qualified potential Japanese licensee and are hopeful that this will lead to an agreement.

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

Foreign Operations

We rent office space in West Vancouver and Cloverdale, British Columbia, Canada which serve as administrative and sales offices and a demonstration facility in Cloverdale, British Columbia. AGES rents office space in Montreal, Quebec.

Item 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this quarterly report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the quarterly report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications.

Disclosure controls and internal controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of controls

Our management, including our CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that the controls have become inadequate, they will be changed.

Scope of the Controls Evaluation

Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, or whether we had identified any acts of fraud involving personnel who have a significant role in our Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our disclosure controls are effective to ensure that material information relating to us and our subsidiary is made known to management, including our CEO and CFO, particularly during the period when our periodic reports are being prepared. Our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.

Item 2.   CHANGES IN SECURITIES

During the quarter ended March 31, 2003, the Company granted options to the directors, officers and consultants listed below to purchase an aggregate 4,908,800 shares of common stock at an average exercise price of $0.07 per share under the Company's Stock Option Plan. The options are fully vest at the date of grant and are exercisable for 3 years from the date of grant.

Optionee Name	Number of Option Shares
Nichols Kantonen	2,454,400 2,454,400

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of May, 2003.

FIRST AMERICAN SCIENTIFIC CORPORATION (Registrant)
By:	Calvin L. Kantonen
Calvin L. Kantonen, Treasurer, Chief Financial Officer, and Chairman of the Board Of Directors
By:	/s/ John Brian Nichols
John Brian Nichols, President, Chief Executive Officer and a member of the Board of Directors

CERTIFICATION

I, Calvin L. Kantonen, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of First American Scientific Corporation;

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

4.   The registrant 's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 20th day of May, 2003.

/s/ Calvin L. Kantonen Calvin L. Kantonen Principal Financial Officer

CERTIFICATION

I, John Brian Nichols, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of First American Scientific Corporation;

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

b)   evaluated the effectiveness of the registrant 's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

6.   The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 20th day of May, 2003.

/s/ John Brian Nichols John Brian Nichols Principal Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Scientific Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Calvin L. Kantonen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 20th day of May, 2003.

/s/ Calvin L. Kantonen Calvin L. Kantonen Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of First American Scientific Corporation (the "Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date here of (the "report"), I, John Brian Nichols, Chief Executive Officer Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 20th day of May, 2003.

/s/ John Brian Nichols John Brian Nichols Chief Executive Officer