Form 10KSB/A
period 2002-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-06-06
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A-2

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2002.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

In October 2001, the Company signed an agreement with Thermix Combustion Systems Inc, a designer and manufacturer of computer controlled dust burning furnaces and systems. Under the agreement, the Company and Thermix Combustion combined their respective technologies for micronizing and burning wood waste/powder and jointly formed a corporation named the Alternative Green Energy Systems Inc. ("AGES"). AGES goal is adapt the KDS system to create a continuous flow of suitable micronized hog fuel/ wood dust that will be used as a fuel for Thermix's specialized dust burners.

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

Pending Contracts

In Vancouver, the Company entered into two sales contracts during the year. The first was to B&B Poultry Waste Management, a company who planned to process of chicken waste to produce an organic fertilizer and/or BTUs to heat local greenhouses in the Fraser Valley. A deposit of US$37,500 has been received and the equipment was delivered. Subsequently, B&B Poultry Waste ran into difficulty obtaining adequate power to its site and experienced a delay in receiving funding. For a short period of time, the Company assisted B&B Poultry Waste by loaning them the use of the Company's mobile generator, but B&B Poultry Waste has now advised that they have quit their existing location and now are seeking a new location to set-up its operation. Consequently, no additional money has been received from B&B Poultry Waste, and the Company is warehousing the equipment at Cloverdale until B&B Poultry Waste can find a new site and re-establish its operation. The Company has booked a reserve against this account should it prove to be uncollectable.

Further, the Company sold one of its used machines located in Ireland to Organic Waste Returns Ltd. A deposit of CDN$50,000 was received and the machine was delivered. The used machine was to be completely refurbished in Ireland and put into production processing a combination of food waste and chicken manure. It soon became apparent that the refurbishing would be better accomplished in Vancouver, so a decision was made to refurbish one of the Company's used machines in Vancouver first, then substitute it for the one in Ireland. This is underway. Subsequent to the date of these statements, Organic Waste Returns advised that it was experiencing difficulty raising funds to complete the transaction, and the Company is currently reviewing other possible options with Organic Waste Returns. No reserve has been taken, as management expects this transaction to complete.

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

The Company owns eight KDS machines. The first two KDS systems were acquired as part of the licensing agreement with Spectrasonic and are recorded at a lower of cost or fair market value of $300,000 . These machines are currently held in Hungtington Beach, California. One machine is being held in Northern Ireland pending finalization of negotiations with Organic Waste Returns Ltd. Three machines are located in Vancouver and are being used as test and demonstration machines. One machine is complete and was delivered to Sooke BC as part of the Beau Pre mining joint venture. ,, one machine is held as inventory, and a ninth machine has been sold but not yet delivered.

The Company had other fixed assets located in California. The net book value of these assets at June 30, 2002 was US$112,176 and consisted of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. These have been written off. The Company has office furniture and equipment costing $47,874 located in Cloverdale, Canada and West Vancouver, Canada.

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

The Company has a number of other commercial creditors who have the ability to bring actions to recover money due them. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. The Company offered settlements on approximately $24,000 of trade payables which were outstanding for more than five years. None of these creditors have initiated lawsuits or further claims. There are currently no further discussions or actions contemplated concerning these disputed trade payables.

PART II

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2002, the Company had current assets of $868,560 and current liabilities of $280,072 providing for a positive working capital ratio of 3.10 to 1. This compares to current assets of $384,838 and current liabilities of $171,548 as of June 30, 2001 or a working capital ratio of 2.23 to 1. As of June 30, 2002, the company had $126,144 cash on hand, however, approximately $125,000 is held by AGES and is designated for research. This compares to $175,147 on June 30, 2001. Consequently, there is not sufficient cash for the Company to maintain its operation for the next year, and management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain its operation should sales and receipt of receivables not materialize. In the short term, some funding has come from loans from Company officers and by deferring the payment of salaries to Company officers. This is unlikely to continue. Another outstanding source of funds for the Company will materialize if AGES is successful in selling at least one KDS system before March 1, 2003, then Hydro Quebec is expected to make an additional investment of CDN$400,000 in AGES, and in turn, US$100,000 will be due from AGES to the Company as payment of amounts due for equipment already supplied.

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

Results of Operations - Year Ended June 30, 2002

Revenue for the year was $453,655 compared to $-0- last year. This consisted of equipment sales by the Company of $453,655.

Net operating losses for the year ending June 30, 2002 were $2,137,651 or US$0.02 per share compared to last year when operating losses were $2,481,764, also US$0.02 per share. Management expects this trend to reverse in the next year as equipment sales begin to come on line and investments in research decrease.

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

In Vancouver, the Company entered into two sales contracts during the year. The first was to B&B Poultry Waste Management, a company who planned to process of chicken waste to produce an organic fertilizer and/or BTUs to heat local greenhouses in the Fraser Valley. A deposit of US$37,500 has been received and the equipment was delivered. Subsequently, B&B Poultry Waste ran into difficulty obtaining adequate power to its site and experienced a delay in receiving funding. For a short period of time, the Company assisted B&B Poultry Waste by loaning them the use of the Company's mobile generator, but B&B Poultry Waste has now advised that they have quit their existing location and now are seeking a new location to set-up its operation. Consequently, no additional money has been received from B&B Poultry Waste, and the Company is warehousing the equipment at Cloverdale until B&B Poultry Waste can find a new site and re-establish its operation. The Company has booked a reserve against this account should it prove to be uncollectible.

Further, the Company sold one of its used machines located in Ireland to Organic Waste Returns Ltd. A deposit of CDN$50,000 was received and the machine was delivered. The used machine was to be completely refurbished in Ireland and put into production processing a combination of food waste and chicken manure. It soon became apparent that the refurbishing would be better accomplished in Vancouver, so a decision was made to refurbish one of the Company's used machines in Vancouver first, then substitute it for the one in Ireland. This is underway. Subsequent to the date of these statements, Organic Waste Returns advised that it was experiencing difficulty raising funds to complete the transaction, and the Company is currently reviewing other possible options with Organic Waste Returns. No reserve has been taken as management expects this transaction to complete.

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

During the year ended June 30, 2002, the Company determined that the value of three of its KDS machines was impaired. These machines were written down to the estimated market value of $150,000 each and reclassified as inventory. The Company also impaired all of its assets at its former facility in California. The Company recoginized an impairment of $371,870 for both of these events.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 12, 2002, except for Note 10, which is dated February 21, 2003.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	June 30, 2002	June 30, 2001
ASSETS	Restated	Restated
CURRENT ASSETS
Cash	$126,144	$175,147
Accounts receivable net of allowance	130,932	1,530
Refundable research and development tax credit	83,085	-
Sales tax refunds	27,957	-
Trust account	-	42,793
Prepaid expenses	10,000	32,607
Inventory	490,442	132,761
TOTAL CURRENT ASSETS	868,560	384,838
PROPERTY AND EQUIPMENT
Property and equipment	311,631	1,455,110
Less: Accumulated depreciation	(90,295)	(378,886)
TOTAL PROPERTY AND EQUIPMENT	221,336	1,076,224
OTHER ASSETS
Technology rights, net of amortization	1,279,743	1,375,775
Patents and manufacturing rights, net of amortization	172,327	184,930
Deposits	1,432	1,432
TOTAL OTHER ASSETS	1,453,502	1,562,137
NET ASSETS DISTRIBUTED TO SUBSIDIARY	268,835	440,019

TOTAL ASSETS	$2,812,233	$3,463,218
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$127,880	$122,111
Accounts payable to related parties	152,192	31,937
Deposit on sale	-	17,500
TOTAL CURRENT LIABILITIES	280,072	171,548
COMMITMENTS AND CONTINGENCIES	6,127	-
MINORITY INTEREST IN SUBSIDIARY	243,590	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; 142,213,018 and 130,733,018 shares issued and outstanding, respectively	142,213	130,733
Additional paid-in capital	11,105,694	9,959,033
Stock options	195,780	218,210
Accumulated deficit	(9,151,400)	(7,013,749)
Accumulated other comprehensive loss	(9,843)	(2,557)
TOTAL STOCKHOLDERS' EQUITY	2,282,444	3,291,670
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,812,233	$3,463,218

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	June 30, 2002 Restated	June 30, 2001 Restated
REVENUES	$453,655	$-
COST OF SALES	290,893	-
GROSS PROFIT	162,762	-
OPERATING EXPENSES
Advertising	14,775	35,822
Amortization	108,635	144,578
Depreciation	58,475	220,720
Professional services	186,744	398,401
Wages	548,640	426,326
Research and development	529,413	1,028,710
General and administration	225,791	401,704
Reserve for uncollectible accounts	258,383	-
Rent	21,164	33,485
Loss on impairment of assets	371,870	-
Patent	-	29,978
Total Operating Expenses	2,323,890	2,719,724
LOSS FROM CONTINUING OPERATIONS	(2,161,128)	(2,719,724)
OTHER INCOME (EXPENSE)
Miscellaneous	-	2,112
Research and development tax credit	83,085	-
Forfeiture of deposit	-	112,500
Gain on debt forgiveness	-	146,500
Total Other Income (Expense)	83,085	261,112
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,078,043)	(2,458,612)
INCOME TAXES	-	-
NET LOSS FROM CONTINUING OPERATIONS BEFORE
ALLOCATION TO MINORITY INTEREST	(2,078,043)	(2,458,612)
ALLOCATION OF LOSS TO MINORITY INTEREST	133,769	-
LOSS FROM DISTRIBUTED SUBSIDIARY	(193,377)	(23,152)
NET LOSS	(2,137,651)	(2,481,764)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation loss	(7,286)	(1,132)
COMPREHENSIVE NET LOSS	$(2,144,937)	$(2,482,896)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.02)	$(0.02)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED FROM DISTRIBUTED SUBSIDIARY	nil	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	137,809,276	119,393,530

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional			Accumulated Other	Total
			Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income(loss)	Equity

Balance, June 30, 2000	100,821,018	$100,821	$7,495,605	$-	$(4,533,197)	$(213)	$3,063,016
Issuance of options for compensation and consulting services	-	-	-	411,891	-	-	411,891
Common stock issued from options for cash, compensation, services and other expenses at an average of $0.09 per share	11,717,000	11,717	1,156,507	(107,809)	-	-	1,060,415
Common stock issued from options for cash at an average of $0.01 per share	2,950,000	2,950	41,100	-	-	-	44,050
Common stock issued from options for cash at an average of $0.05 per share	2,000,000	2,000	103,000	-	-	-	105,000
Common stock issued from options for cash and equipment inventory at $0.12 per share	900,000	900	110,965	-	-	-	111,865
Common stock issued from options for website development and video inventory at an average of $0.07 per share	840,000	840	60,155	(47,650)	-	-	13,345
Common stock issued from options for cash at $0.03 per share and services of $91,960 and inventory of $12,000	3,775,000	3,775	240,759	(3,000)	-	-	241,534
Common stock issued from options for services at $0.08 per share	4,730,000	4,730	386,943	(35,222)	-	-	356,451
Common stock issued from options for cash at $0.08 per share	981,818	981	81,019	-	-	-	82,000
Common stock issued from options for legal settlement at $0.14 per share	1,813,637	1,814	260,686	-	-	-	262,500
Common stock issued from options for commissions at $0.11 per share	204,545	205	22,295	-	-	-	22,500
Foreign currency translation loss	-	-	-	-	-	(2,344)	(2,344)
Net loss for the year ended June 30, 2001	-	-	-	-	(2,480,552)	-	(2,480,552)
Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500				45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740				12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400				9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)			357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services				77,780			77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30, 2002 Restated	Year Ended June 30, 2001 Restated
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(2,137,651)	$(2,482,896)
Adjustments to reconcile net loss to net cash used by operations:
Loss from distributed subsidiary	193,377	23,152
	(1,944,274)	(2,459,744)
Loss allocated to minority interest	(133,769)	-
Depreciation and amortization	167,110	365,298
Impairment of assets	371,870	-
Forgiveness of debt	-	(146,500)
Bad debt expense	258,383	-
Stock and options issued for services and compensation	863,520	2,094,783
Stock issued for rent expense	15,000	-
Amounts used from trust for accounts payable	42,793	16,849
Decrease (increase) in accounts receivable	(387,785)	(24,137)
Decrease (increase) in inventory	67,725	(16,706)
Decrease (increase) in refundable taxes and prepaid expenses	(88,539)	-
Increase (decrease) on deposits for sales	(17,500)	-
Increase (decrease) in accounts payable and accrued expenses	15,268	(55,603)
Increase (decrease) in commitments	6,127	-
Increase (decrease) in accounts payable, related party	126,992	6,737
Net cash provided (unsed) by distributed subsidiary	89,152	(28,557)
Net cash used in operating activities	(547,927)	(247,580)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash provided by minority interest	377,358	-
Purchase of equipment	(44,495)	(5,580)
Investment in subsidiary	(16,504)	(66,542)
Net cash used in investing activities	316,359	(72,122)
CASH FLOWS FROM IN FINANCING ACTIVITIES
Deposits	-	-
Proceeds from sales of stock	189,850	453,774
Net cash provided by financing activities	189,850	453,774
NET INCREASE (DECREASE) IN CASH	(41,718)	134,072
Foreign exchange loss	(7,285)	(1,345)
CASH - Beginning of year	175,147	42,420
CASH - End of period	$126,144	$175,147
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Common stock issued for website development	$-	$24,995
Common stock issued for inventory	$-	$138,000
Common stock and options issued for services and compensation	$863,520	$1,614,073
Common stock issued for expenses	$-	$-
Common stock issued as legal settlements	$-	$262,500
Options issued for services	$-	$218,210
Common stock issued for prepaid rent	$15,000	$-
Common stock issued for accounts payable	$9,500	$-
Common stock issued for inventory	$45,000	$-
Common stock issued for equipment	$12,840	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
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

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., ("VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7). VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin off VMH into its own separate entity which became a fully reporting OTC publicly traded company in August 2002. See Note 10.

The Company formed First American Power Corp, formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to First American Scientific Corp. and, when feasible, to operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES"), a Canadian Corporation, in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 43.48% of AGES and has management control of AGES. William E. Barber owns 43.48% and Hydro-Quebec Capitech Inc. owns 13.04% of AGES. The Company reports financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. See Note 9.

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

The Company impaired the carrying value of its assets from its former facility in California during the year ended June 30, 2002. See Note 3.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company believes the adoption of SFAS No. 144 will not have a further material impact on the financial statements of the Company at June 30, 2002.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,151,400 through June 30, 2002. Although the Company recorded $453,655 in sales during the year ended June 30, 2002, it also generated a net loss of $2,137,651. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology through AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133") as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Minority Interest
At June 30, 2002, minority shareholders held an approximately 56.52% interest in Alternative Green Energy Systems, Inc. (AGES). The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 9.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account in the amount of $9,619 is not insured.

Restatement and Reclassification
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2002 presentation. The reclassification principally consists of revised reporting of operating results of VideoMovieHouse.com Inc. which was spun off in August 2002, and not included in discontinued operations in the prior fiscal periods. However, in the current fiscal period, the operating results of VideoMovieHouse.com Inc. have been reclassified as discontinued operations for all periods presented. See Note 10.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
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

At June 30, 2002, the Company had net deferred tax assets of approximately $1,380,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2002 and 2001. The significant components of the deferred tax asset at June 30, 2002 and 2001 were as follows:

	June 30, 2002	June 30, 2001
Net operating loss carryforward including Effective refundable R and D tax credits of $83,085	$ 6,500,000	$ 4,300,000
Stock options issued under a non-qualified plan:
For the years ended June 30, 2002 and 2001	945,860	2,480,000

Deferred tax asset	1,380,000	430,000
Deferred tax asset valuation allowance	$(1,380,000)	$(430,000)

At June 30, 2002, the Company has net operating loss carryforwards of approximately $5,600,000, which expire in the years 2015 through 2021. The Company recognized approximately $940,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2002, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment. During the year ended June 30, 2002, the Company sold a KDS machine for $285,000. At June 30, 2002 the balance due on this machine of $249,372 was fully reserved. All deposits received on this sale are non-refundable.

Refundable Research and Development Tax Credits
The Canadian Government offers tax incentives to taxpayers carrying out scientific research and experimental development. They encourage Canadian companies to investigate better ways of doing things: provide better products and processes using advanced technologies. A 35% tax credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared the forms and submitted to Revenue Canada for its refundable tax credits of $83,085 for the year ended June 30, 2002. This tax credit is included in net loss for the Company's U.S. income tax calculation.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sales Tax Refunds
The Canadian Government taxes goods and services when purchased. These taxes when paid, can be off-set against taxes due from the sales of goods and services by the Company. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter all goods and services taxes paid are netted against the goods and service taxes due on sales. If the Company has paid more tax than it owes then the Company is due a refund.

Inventory
Inventories are stated at the lower of average cost or market. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	June 30, 2002	June 30, 2001

Work in progress - 4 machines		$132,761
Finished goods -3 machines	$345,000	132,761
Work in progress - 2 machines	145,442	-
	$490,442	$265,522

Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

SFAS No. 146 was issued in June 2002 and is effective for activities after September 30, 2002. The Company has not determined the impact on its financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at June 30, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (hereinafter "SFAS 144"), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VideoMovieHouse.com Inc. which was to be spun off at June 30, 2002 are included in discontinued operations. Assets and liabilities of VideoMovieHouse.com Inc. are included in net assets distributed to subsidiary at June 30, 2002.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002 and with earlier application encouraged. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at June 30, 2002.

F-13

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2002 as the Company does not have assets with indeterminate lives.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances. SFAS No. 130 is effective for periods beginning after December 15, 1997. The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (hereinafter "SFAS No. 131") during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance.

At June 30, 2002 because of the spin off of VMH VideoMovieHouse.com Inc., the Company no longer has more than one operating segment.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2002	June 30, 2001
Kinetic disintegration equipment (KDS)	$236,557	$1,355,596
Plant assets and equipment	19,389	52,176
Office equipment	47,874	41,862
Leasehold improvements	7,811	5,476
Total assets	$311,631	$1,455,110
Less accumulated depreciation	(90,295)	(378,886)
	$221,336	$1,076,224

Depreciation expense for the years ended June 30, 2002 and 2001 $58,475 and $220,720, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

F-15

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
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

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which are five years for patents and manufacturing rights and fifteen years technology license and rights.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2002	June 30, 2001

Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	250,000	250,000
	2,155,000	2,155,000
Less accumulated amortization	702,930	594,295
	$1,452,070	$1,560,705

Amortization expense for the years ended June 30, 2002 and 2001 was $108,635 and $144,578, respectively.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 5 - COMMON STOCK

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

During the year ended June 30, 2001, the Company issued from options 11,717,000 share of common stock for cash of $1,845; compensation valued at $235,850 and services valued at $822,720; 900,000 shares of common stock for cash of $21,865 and equipment valued at $90,000; 840,000 shares of common stock for website development valued at $13,345; 3,775,000 shares of common stock for cash of $137,574, services valued at $91,960 and inventory valued at $12,000; 4,730,000 shares of common stock for services valued at $356,451 and 204,545 shares of common stock for commissions valued at $22,500.

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

During the year ended June 30, 2001, the Company granted 33,537,000 options of which 25,865,182 were granted for services, compensation and video inventory, 840,000 were granted for website development, 900,000 for equipment inventory and cash. In addition 5,931,818 options were granted for cash.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 6 - STOCK OPTIONS (Continued)

The fair value of each option granted during fiscal 2001 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 111%, expected life of 1 year, and no expected dividends. The value of these options granted during the years ended June 30, 2002 and 2001 in the amount of $77,780 and $411,891, respectively, was included in operating expense in the financial statements.

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2000	-	$ 0.03
Granted	33,537,000	0.07
Exercised	(29,912,000)	0.04
Options outstanding at June 30, 2001	3,625,000	$ 0.08

Options exercisable at June 30, 2001	3,625,000	$ 0.08

Options outstanding at July 1, 2001	3,625,000	$ 0.08
Granted	10,505,000	0.07
Exercised	(11,480,000)	0.08
Options outstanding at June 30, 2002	2,650,000	$ 0.07

Weighted average fair value of options granted during the year ended June 30, 2002	$ 0.03

NOTE 7 - RELATED PARTIES

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $12,192 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties. Subsequently, $140,000 of related party accrued salaries was exchanged for stock.

During the year ended June 30 2002, the Company issued 6,650,000 common stock options to Company officers and employees at exercise prices ranging from $0.06 to $0.18 which were equal to the fair market value of the stock on the date of grant.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 7 - RELATED PARTIES (Continued)

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

The president of the Company was the former sole shareholder of VMH VideoMovieHouse.com Inc. (VMH), a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of First American Scientific Corp. In August 2002, the Company completed a spin-off of VMH which then became a separate reporting entity. See Note 10.

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

NOTE 9 - JOINT VENTURES

Beau Pre Explorations Ltd.
The Company has entered into a joint venture agreement with Beau Pre Explorations Ltd. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site.

AGES
In connection with its formation in January 2002, AGES issued 5,000 shares of no-par Class A common stock for $0.06 per share to both the Company and to Mr. William E. Barber. In addition, 1,500 Class B common stock shares were issued to Hydro-Quebec Capitech, Inc. for $376,427 in cash. The Company and Mr. Barber each own 43.48% of A

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 9 - JOINT VENTURES (Continued)

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

NOTE 10 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 10 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (Continued)

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2002

NOTE 11 - FORGIVENESS OF DEBT

During the year ended June 30, 2001, the Company negotiated debt settlement agreements with various suppliers and vendors. These transactions resulted in a gain from debt forgiveness of $146,500 for the year ending June 30, 2001.

SIGNATURE PAGE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of June, 2003.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	/s/ Calvin L. Kantonen Calvin L. Kantonen Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

SIGNATURES	TITLE	DATE
/s/ Calvin L. Kantonen Calvin L. Kantonen	Principal Financial Officer and Chairman of the Board of Directors	June 5, 2003
/s/ John Brian Nichols John Brian Nichols	Principal Executive Officer and Chairman of the Board of Directors	June 5, 2003
David Gibson	Secretary and a member of the Board of Directors	June 5, 2003

CERTIFICATION

I, John Brian Nichols, certify that:

1.   I have reviewed this annual report on Form 10-KSB of First American Scientific Corp.:

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: June 5, 2003

/s/ John Brian Nichols John Brian Nichols President and Principal Executive Officer

I, Calvin L. Kantonen, certify that:

1.   I have reviewed the Form 10-KSB of First American Scientific Corp.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: June 5, 2003

/s/ Calvin Kantonen Calvin Kantonen Principal Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First American Scientific Corp. (the "Company") on Form 10-KSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date here of (the "report"), I, John Brian Nichols, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 5th day of June, 2003.

/s/ John Brian Nichols John Brian Nichols Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of First American Scientific Corp. (the "Company") on Form 10-KSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date here of (the "report"), I, Calvin Kantonen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 5th day of June, 2003.

/s/ Calvin Kantonen Calvin Kantonen Chief Financial Officer