Form 10QSB/A
period 2002-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-06-06
CIK 1002822

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-1

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	December 31, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	For the transition period from Commission file number	__________ 0-27094	to ___________

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As discussed in Note 12, to the financial statements, an error resulting in an understatement of $76,196 in previously reported expenses as of September 30, 2002 and an overstatement of expenses in the three months ended December 31, 2002. Accordingly, an adjustment has been made to the accompanying financial statements as of December 31, 2002 to correct the error.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 14, 2003, except for Note 12, which is dated March 20, 2003.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2002	2002
ASSETS	(unaudited)	(Restated)
CURRENT ASSETS
Cash	$137,827	$126,144
Accounts receivable	136,793	130,932
Refundable research and development tax credits	83,085	83,085
Sales tax refunds	13,397	27,957
Prepaid expenses and other assets	3,931	10,000
Inventory	190,442	490,442
TOTAL CURRENT ASSETS	565,475	868,560
PROPERTY AND EQUIPMENT
Property and equipment	311,631	311,631
Less: Accumulated depreciation	(119,725)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	191,906	221,336
OTHER ASSETS
Technology rights, net of amortization	1,216,242	1,279,743
Patents and manufacturing rights, net of amortization	163,994	172,327
Deposits	-	1,432
TOTAL OTHER ASSETS	1,380,236	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY IN SPIN OFF	-	268,835
TOTAL ASSETS	$2,137,617	$2,812,233
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$203,730	$127,880
Accounts payable to related parties	20,000	152,192
TOTAL CURRENT LIABILITIES	223,730	280,072
LONG-TERM LIABILITIES
Notes payable to related parties	47,949	-
Notes payable	26,415	-
TOTAL LONG-TERM LIABILITIES	74,364	-
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	158,337	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; and 148,653,527
142,213,018 shares issued and outstanding, respectively	148,654	142,213
Additional paid-in capital	10,967,718	11,105,694
Stock options	208,780	195,780
Accumulated deficit	(9,640,075)	(9,151,400)
Accumulated other comprehensive income (loss)	(3,891)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,681,186	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,137,617	$2,812,233

See accountant's review report and accompanying notes

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended				Six Month Ended
		December 31,				December 31,
		2002		2001		2002		2001
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
				(Restated)				(Restated)

REVENUES		$172,867		$-		$178,829		$-
COST OF SALES		300,000		-		300,000
GROSS PROFIT		(127,133)		-		(121,171)		-
OPERATING EXPENSES
Advertising		12,096		-		12,096		7,284
Amortization and depreciation		49,766		92,257		103,843		155,722
Professional services		11,237		4,687		97,687		29,373
Wages		124,724		41,333		257,921		122,666
Research and development		45,823		8,894		55,932		8,894
General and administration		75,802		20,466		180,721		117,380
Total Operating Expenses		319,448		167,637		708,200		441,319
LOSS FROM CONTINUING
OPERATIONS		(446,581)		(167,637)		(829,371)		(441,319)

LOSS FROM DISTRIBUTED
SUBSIDIARY		-		(46,825)		(76,882)		(114,691)
LOSS BEFORE INCOME TAXES		(446,581)		(214,462)		(906,253)		(556,010)
INCOME TAXES		-		-		-		-
NET LOSS BEFORE ALLOCATION
TO MINORITY INTEREST		(446,581)		(214,462)		(906,253)		(556,010)

ALLOCATION OF LOSS TO
MINORITY INTEREST		34,012		-		85,252		-
NET LOSS		(412,569)		(214,462)		(821,001)		(556,010)
OTHER COMPREHENSIVE
INCOME (LOSS)
Foreign currency translation gain
(loss)		(1,720)		(1,399)		5,952		(1,399)
COMPREHENSIVE NET LOSS		$(414,289)		$(215,861)		$(815,049)		$(557,409)
NET LOSS PER COMMON
SHARE, BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		146,043,899		134,266,355		145,236,500		133,374,685

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

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
		2001
	2002	(unaudited)
	(unaudited)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(821,001)	$(556,010)
Discontinued operations	(76,882)	(114,691)
Loss allocated to minority interest	85,252	-
	(812,631)	(441,319)
Depreciation and amortization	101,264	155,722
Stock and options issued for services and compensation	109,140	145,000
Stock issued for services	111,152	-
Options issued for compensation	13,000	13,000
Adjustments to reconcile net loss to net cash
used by operations:
Amounts used from trust for accounts payable	-	42,793
Impairment of inventory	150,000	-
Decrease (increase) in accounts receivable	(5,861)	(21,081)
Decrease (increase) in taxes and tax credits	14,560	21,611
Decrease (increase) in inventory	150,000	(184,436)
Decrease (increase) in deposits and prepaid expenses	7,501	32,607
(Decrease) increase in accounts payable	76,723	31,188
(Decrease) increase in accounts payable, related party	7,808	54,075
Net cash (used) in operating activities	(77,344)	(150,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(1,003)
Cash provided by minority interest	102,281	-
Investment in technology rights	-	(8,750)
Investment in discontinued operations	(83,189)	(81,598)
Net cash provided (used) in investing activities	19,092	(90,348)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	83,835	-
Repayment of borrowing	(13,900)	-
Proceeds from sales of stock	-	105,000
Net cash provided by financing activities	69,935	105,000
NET INCREASE (DECREASE) IN CASH	11,683	(136,188)
Other comprehensive loss	-	(1,399)
CASH - Beginning of year	126,144	182,829
CASH - End of period	$137,827	$45,242
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
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
Notes to the Financial Statements
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
Notes to the Financial Statements
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
Notes to the Financial Statements
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
Notes to the Financial Statements
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

	December 31, 2002	June 20, 2002
Net operating loss carryforward	$7,200,000	$6,500,000
Stock options issued under a non-qualified plan:
For the six month ended December 31, 2002	360,000
For the year ended June 30, 2002		945,860

Deferred tax asset	1,700,000	1,380,000
Deferred tax asset valuation allowance	$(1,700,000)	$(1,380,000)

At December 31, 2002, the Company has net operating loss carryforwards of approximately $6,800,000, which expire in the years 2015 through 2021. The Company recognized approximately $360,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. The net loss used to calculate operating loss carryforwards includes the expenses attributed to the refundable tax credit of $83,085.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. Accounts receivable at December 31, 2002 was $381,165 before an allowance of $249,372.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)
The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment. During the year ended June 30, 2002, the Company sold a KDS machine for $285,000 plus tax. The purchaser made a non-refundable down payment of $37,500. After June 30, 2002, but before the release of the audited financial statements, the Company became aware that the purchaser would be unable to meet the agreed upon financing arrangements and the balance due on this machine was fully reserved. This balance of $249,372 continues to be held in reserve at December 31, 2002. At the present time the Company is holding this machine for 90 days on behalf of the original purchaser to allow them time to seek additional funding. This 90-day period ends on March 31, 2003.

Refundable Research and Development Tax Credits
The Canadian Government offers tax incentives to taxpayers carrying out scientific research and experimental development. They encourage Canadian companies to investigate better ways of doing things: provide better products and processes using advanced technologies. A 35% tax credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared the forms and submitted to Revenue Canada for its refundable tax credits of $83,085 for the year ended June 30, 2002. The research and development expenses attributed this tax credit are included in the Company's net loss for its U.S. income tax calculation.

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

The components of inventory are as follows:

	December 31, 2002	June 30, 2002
Finished goods - 3 machines	$-	$345,000
Finished goods - 2 machines	$190,422	-
Work in progress - 2 machines	-	$145,442
	$190,442	$490,442

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
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
Notes to the Financial Statements
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
Notes to the Financial Statements
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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

NOTE 3 - PROPERTY AND EQUIPMENT (continued)

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
Notes to the Financial Statements
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

NOTE 5 - COMMON STOCK

During the six months ended December 31, 2002, the Company issued from options: 1,451,903 shares of common stock as payment for consulting services with a fair market value of $92,152; 3,973,606 shares of common stock as compensation with a fair market value of $249,140; 375,000 shares of common stock for professional services with a fair market value of $19,000; and 640,000 common stock shares in payment of debt of $32,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

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

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 non-qualifying stock option plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.75 to persons employed or associated with the Company. During the six months ended December 31, 2002 the Company granted 7,283,000 common stock options at the fair market value of the common stock at the date of grant. These options were granted for compensation and services at the average exercise price of $0.16. This plan was not approved by the Company's security holders.

During the year ended June 30, 2002, the Company granted 10,505,000 options for compensation, services, expenses and cash at an average exercise price of $0.09. All options were exercised immediately. The options were granted at the fair market value of the stock on each grant date.

During the year ended June 30, 2001, the Company granted 33,576,450 options of which 26,286,450 were granted for services and compensation, 1,240,000 were granted for video inventory and website development, 900,000 for equipment inventory and cash. In addition 5,150,000 options were granted for cash.

In April 2001, the Company's board of directors approved the First American Scientific Corp. 2001 nonqualified stock option plan. This plan allows the Company to distribute up to

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

NOTE 6 - STOCK OPTIONS (continued)

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

NOTE 7 - RELATED PARTIES (continued)

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
Notes to the Financial Statements
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
Notes to the Financial Statements
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

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows:

	June 30, 2002	June 30, 2001
Net Sales	$286,869	$4,222
Loss before Income Taxes	$(193,377)	$(23,151)
Income Tax Expense	$-	$-
Net Loss	$(193,377)	$(23,151)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to the Financial Statements
December 31, 2002

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (continued)

The loss on distribution of subsidiary reflects expenses related to the distribution of the assets, common stock and certain expenses associated with establishing a capital structure of VMH.

NOTE 12 - CORRECTION OF AN ERROR

The accompanying financial statements for December 31, 2002 have been restated to correct an error in the reported expenses for the three months ended September 30, 2002. The effect of the restatement was to increase the net loss and the accumulated deficit at September 30, 2002 by $75,196 and decrease the expenses reported in the three months ended December 31, 2002 (effect on losses per share was less than one cent).

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

On December 31, 2002, the Company had current assets of $ 565,475 and current liabilities of $ 223,730 31, 2002 compared to current assets of $ 787,312 and current liabilities of $ 212,942 on September 30, 2002 The working capital ratio on December 31, 2002 was 2.53 : 1 compared to 3.69 : 1 on September 30, and 2.24 : 1 as of June 30, 2002. Cash on hand as of December 31, 2002 was $137,827 up from $17,082 on September 30, 2002 and down from to $ 144,356 on June 30, 2002

In accordance with GAAP, the two machines previously located in Bakersfield have beenfurther written down to $50,000 each and have now been sold. The balance of remaining fixtures at the Bakersfield site has been written off.

Subsequent to the date of these statements, AGES received a check for $ 400,000 CAD from HydroQuebec Capitech Inc. which represents the second installment required to fulfill their agreement to acquire a 20 % equity interest in AGES. In order to show our commitment to the AGES research program and to encourage HQC to make the additional investment, FASC agreed to a one year deferral of the payment of $ 100,000 USD due from AGES to FASC on Feb 21, 2003 under AGES licensing agreement.

This will permit the entire $ 400,000 CAD investment to go towards AGES research and development. Under the licensing agreement all improvements to the technology and any related patents made by AGES will belong to FASC and the sale of at least one machine in each category (biomass and sludge) along with payment must be made to perfect the license.

Notwithstanding the above, there is not sufficient cash flow for the Company to maintain its operation for the next year. All HQC funds are designated for AGES operations only. Consequently, FASC management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain its operation should sales and receipt of receivables not materialize. In the short term, some relief has come from loans from Company Officers and by the deferment the payment of officers' salaries, which cannot be expected to continue indefinitely.

As of December 31, 2002 there were 148,653,527 shares issued and outstanding.

RESULTS OF OPERATIONS - Quarter ending December 31, 2002

Revenue for the quarter year was $ 172,867 compared to $5,962 last quarter. This consisted of revenue from site testing, sampling and sale of used equipment. Sales from VideoMovieHouse.com are no longer included as they are not part of the group of companies due to the recent spin-off which was declared effective by the SEC on August 9, 2002. First American had not recognized any revenues from its KDS sales since 1999.

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

FORIEGN OPERATIONS

FASC rents office space in West Vancouver, Canada, which serves as administrative and sales offices. Also, we rent a demonstration facility in Cloverdale, BC Canada. AGES rents office space in Montreal, Quebec. The activities of the registrant are solely oriented to Canada except for expected sales and development of the Company's technology in the United States and Europe.

ITEM 3. CONTROLS AND PROCEDURES

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CFO. The second form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, confirm that the control systems are at the "reasonable assurance" level, however, management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud as a control system. No matter how well conceived and operated, they cannot provide absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. However, upon discovery that controls have become inadequate, they will be changed.

SCOPE OF THE CONTROLS EVALUATION.

The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are also evaluated on an ongoing basis by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board of Directors and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

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

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS.

Based upon the Controls Evaluation, our CEO and CFO have concluded that, our disclosure controls are effective to ensure that material information relating to First American Scientific Corp and its subsidiaries are made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared. Our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II

ITEM 2.       (c) CHANGES IN SECURITIES

During the quarter ended December 31, 2002, the Company granted options to the directors, officers and consultants listed below to purchase an aggregate 3,818,000 shares of common stock at an average exercise price of $0. 07 per share under the Company's Stock Option Plan. The options are fully vest at the date of grant and are exercisable for 3 years from the date of grant.

Optionee Name	Number of Option Shares
Nichols	1,909,000
Kantonen	1,909,000

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

Dated this 5th day of June, 2003.

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

Dated this 5th day of June, 2003.

/s/ Calvin Kantonen Calvin Kantonen Principal Financial Officer