Form 10QSB/A
period 2002-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-06-09
CIK 1002822

==================================================================================

FORM 10-QSB/A-1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________
Commission File Number 0-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Park Royal South, Suite 811 West Vancouver, B.C. CANADA V7T 1A2
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

Board of Directors
First American Scientific Corp.
Vancouver, BC

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the three months ended September 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $9,227,958 at September 30, 2002 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13, to the financial statements, an error resulting in an understatement of $76,196 in previously reported expenses as of September 30, 2002. Accordingly, an adjustment has been made to the accompanying financial statements as of September 30, 2002 to correct the error.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 12, 2002, except for Note 13, which is dated February 21, 2003.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	September 30, 2002	June 30, 2002
ASSETS	(unaudited)
	Restated	Restated
CURRENT ASSETS
Cash	$17,082	$126,144
Accounts receivable	172,433	130,932
Refundable research and development tax credit	83,501	83,085
Sales tax refunds	-	27,957
Prepaid expenses and other assets	6,250	10,000
Inventory	490,442	490,442
TOTAL CURRENT ASSETS	769,708	868,560
PROPERTY AND EQUIPMENT
Property and equipment	311,631	311,631
Less: Accumulated depreciation	(100,121)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	211,510	221,336
OTHER ASSETS
Technology rights, net of amortization	1,247,992	1,279,743
Patents and manufacturing rights, net of amortization	159,827	172,327
Deposits	1,432	1,432
TOTAL OTHER ASSETS	1,409,251	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY	-	268,835
TOTAL ASSETS	$2,390,469	$2,812,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$140,676	$127,880
Accounts payable to related parties	60,788	152,192
TOTAL CURRENT LIABILITIES	201,464	280,072
LONG TERM LIABILITIES
Notes payable to related parties	38,107	-
Notes payable	31,415	-
TOTAL LONG-TERM LIABILITIES	69,522	-
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	192,350	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; and 145,764,921
142,213,018 shares issued and outstanding, respectively	145,765	142,213
Additional paid-in capital	10,815,717	11,105,694
Stock options	195,780	195,780
Accumulated deficit	(9,227,958)	(9,151,400)
Accumulated other comprehensive income (loss)	(2,171)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,927,133	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,390,469	$2,812,233

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
	Three Months Ended September 30,
		2002 (unaudited) Restated		2001 (unaudited) Restated
REVENUES		$5,962		$-

COST OF SALES		-		-

GROSS PROFIT		5,962		-

OPERATING EXPENSES
Amortization and depreciation		54,077		65,366
Professional services		86,450		-
Wages		133,197		138,393
Research and development		10,109		9,231
General and administration		104,919		6,941
Total Operating Expenses		388,752		219,931

LOSS FROM CONTINUING OPERATIONS		(382,790)		(219,931)

LOSS FROM DISTRIBUTED SUBSIDIARY		(76,882)		(67,661)

LOSS BEFORE INCOME TAXES		(459,672)		(287,592)

INCOME TAXES		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(459,672)		(287,592)

ALLOCATION OF LOSS TO MINORITY INTEREST		51,240		-

NET LOSS		(408,432)		(287,592)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		7,672		(1,399)

COMPREHENSIVE NET LOSS		$(400,760)		$(288,991)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING, BASIC AND DILUTED		144,429,101		131,416,351

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Stock Options	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount

Balance, June 30, 2001	130,733,018	130,733	9,959,034	218,210	(7,013,749)	(2,557)	3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500				45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740				12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400				9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)			357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services				77,780			77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444
Net assets distributed to shareholders of VideoMovieHouse	-	-	(523,827)	-	331,874	-	(191,953)
Common stock issued for consulting services at $0.07 per share	1,201,903	1,202	78,450	-	-	-	79,652
Common stock issued as compensation at $0.07 per share	2,000,000	2,000	138,000	-	-	-	140,000
Common stock issued for legal fees at $0.05 per share	250,000	250	12,500	-	-	-	12,750
Common stock issued for professional services at $0.05 per share	100,000	100	4,900	-	-	-	5,000
Foreign currency translation loss	-	-	-	-	-	7,672	7,672
Net loss for the three months ended September 30, 2002	-	-	-	-	(408,432)	-	(408,432)
Balance, September 30, 2002, unaudited	145,764,921	$145,765	$10,815,717	$195,780	$(9,227,958)	$(2,171)	$1,927,133

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2002	2001
	(unaudited)	(unaudited)
	Restated	Restated
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(408,432)	$(287,592)
Discontinued operations	76,882	67,661
Loss allocated to minority interest	(51,240)	-
Depreciation and amortization	54,077	65,366
Stock issued for services and compensation	-	34,000
Stock issued for services	97,102	-
Adjustments to reconcile net loss to net cash
used by operations:
Amounts used from trust for accounts payable	-	42,793
Decrease (increase) in accounts receivable	(41,501)	(22,606)
Decrease (increase) in taxes and tax credits	27,541	-
Decrease (increase) in inventory	-	(128,102)
Decrease (increase) in deposits and prepaid expenses	3,750	32,607
(Decrease) increase in accounts payable	6,669	(20,779)
(Decrease) increase in accounts payable, related party	75,420	80,000
Net cash (used) in operating activities	(159,732)	(136,652)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Investment in discontinued operations	14,143	(55,422)
Net cash used in investing activities	14,143	(55,422)
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Notes payable, related parties	25,183	9,669
Proceeds from borrowing	31,415	-
Repayment of borrowing, related party	(13,900)	-
Proceeds from sales of stock	-	12,500
Net cash provided by financing activities	42,698	22,169
NET INCREASE (DECREASE) IN CASH	(102,891)	(169,905)
Other comprehensive loss	(6,171)	(1,399)
CASH - Beginning of year	126,144	175,147
CASH - End of period	$17,082	$3,843
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$97,102	$34,000
Common stock issued for accured compensation	140,000	$-
Distribution of assets in spin-off wholly owned subsidiary	$191,501	$-

See accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company believes the adoption of SFAS No. 144 will not have a further material impact on the financial statements of the Company at September 30, 2002.

Interim Financial Statements
The interim financial statements for the period ended September 30, 2002, included herein, have not been audited, at the request of the Company. They reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $9,227,958 through September 30, 2002. Although the Company recorded $5,962 in sales during the three months ended September 30, 2002, it also generated a net loss of $408,432. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 133"), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which is effective for the Company as of January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At September 30, 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Minority Interest
At September 30, 2002, minority shareholders held an approximately 56.52% interest in Alternative Green Energy Systems, Inc. (AGES). The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

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

At September 30, 2002, the Company had net deferred tax assets of approximately $1,700,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002. The significant components of the deferred tax asset at September 30, 2002 and June 30, 2002 were as follows:

	September 30, 2002	June 20, 2002
Net operating loss carryforward including effective Refundable R and D tax credits of $83,501	$7,200,000	$6,500,000
Stock options issued under a non-qualified plan:
For the three months ended September 30, 2002	230,000
For the year ended June 30, 2002		945,860

Deferred tax asset	1,700,000	1,380,000
Deferred tax asset valuation allowance	$(1,700,000)	$(1,380,000)

At September 30, 2002, the Company has net operating loss carryforwards of approximately $6,900,000, which expire in the years 2015 through 2021. The Company recognized approximately $230,000 of losses from issuance of restricted common stock and stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Accounts Receivable
The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment. During the year ended June 30, 2002, the Company sold a KDS machine for $285,000 plus tax. The purchaser made a non-refundable down payment of $37,500.After June 30, 2002, but before the release of the audited financial statements, the Company became aware that the purchaser would be unable to meet the agreed upon financing arrangements and the balance due on this machine was fully reserved. This balance of $249,372 continues to be held in reserve at September 30, 2002. At the present time the Company is holding this machine on behalf of the original purchaser to allow them time to seek additional funding.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Refundable Research and Development Tax Credits
The Canadian Government offers tax incentives to taxpayers carrying out scientific research and experimental development. They encourage Canadian companies to investigate better ways of doing things: provide better products and processes using advanced technologies. A 35% tax credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared the forms and submitted to Revenue Canada for its refundable tax credits of $83,085 for the year ended June 30, 2002. This tax credit is included in the Company's net loss for its U.S. income tax calculation.

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

The components of inventory are as follows:

	September 30, 2002	June 30, 2002

Finished goods - 3 machines	345,000	$345,000
Work in progress - 2 machines	145,442	145,442
	$490,442	$490,442

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements
In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 44, 4 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, SFAS No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 and does not believe that the adoption will have a material effect on the financial statements of the Company at September 30, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" (hereinafter "SFAS No. 144"), which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)
143 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2002 as the Company does not have assets with indeterminate lives.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2002	June 30, 2002
Kinetic disintegration equipment (KDS)	$236,557	$236,557
Plant assets and equipment	19,389	19,389
Office equipment	47,874	47,874
Leasehold improvements	7,811	7,811
Total assets	$311,631	$311,631
Less accumulated depreciation	(100,121)	(90,295)
	$211,510	$221,336

Depreciation expense for the three months ended September 30, 2002 and for the year ended June 30, 2002 was $9,827 and $58,475, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	September 30, 2002	June 30, 2002

Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	250,000	250,000
	2,155,000	2,155,000
Less accumulated amortization	747,181	702,930
	$1,407,819	$1,452,070

Amortization expense for the six months ended September 30, 2002 and the year ended June 30, 2002 was $44,250 and $143,667, respectively.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 5 - COMMON STOCK

During the three months ended September 30, 2002 the Company issued from options: 1,201,903 shares of common stock as payment for consulting services with a fair market value of $79,652; 2,000,000 shares of common stock as compensation with a fair market value of $140,000; 350,000 shares of common stock for professional services with a fair market value of $17,750.

During the year ended June 30, 2002 the Company issued from options 2,885,000 shares of common stock for cash of $189,850 and services valued at $82,850; 3,600,000 shares of common stock for compensation valued at $320,480; 250,000 shares of common stock for legal services valued at $25,000; 500,000 shares of common stock for a KDS machine valued at $45,000; 100,000 shares of common stock for equipment valued at $12,840; 100,000 shares of common stock in payment of an account payable of $9,500 and 120,000 shares of common stock as prepaid rent of its offices valued at $15,000. In addition, 3,925,000 common stock options were exercised for services valued at $457,620.

During the year ended June 30, 2001 the Company issued 22,166,545 shares of common stock for services valued at $1,353,805, which includes services for website development, inventory valued at $138,000, cash of $222,724, compensation valued at $262,762, commissions valued at $22,500. In addition, the Company issued 5,931,818 shares of common stock for cash in the amount of $231,050 and issued 1,813,637 shares of common stock as legal settlements valued at $262,500.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 non-qualifying stock option plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.75 to persons employed or associated with the Company. During the three months ended September 30, 2002 the Company granted 5,050,000 common stock options at the fair market value of the common stock at the date of grant. These options were granted for compensation and services at the average exercise price of $0.07. This plan was not approved by the Company's security holders.

During the year ended June 30, 2002, the Company granted 10,505,000 options for compensation, services, expenses and cash at an average exercise price of $0.09. All options were exercised immediately. The options were granted at the fair market value of the stock on each grant date.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

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

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	3,625,000	$ 0.11
Granted	10,505,000	0.09
Exercised	(11,480,000)	0.10
Options outstanding at June 30, 2002	2,650,000	$ 0.12

Option outstanding at July 1, 2002	2,650,000	$ 0.12
Granted	5,050,000	0.07
Exercised	(3,551,903)	0.07
Options outstanding and exercisable at September 30, 2002	4,148,097	$ 0.10

Weighted average fair value of options granted during the three months ended September 30, 2002	$ 0.00

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 7 - RELATED PARTIES (continued)

During the three months ended September 30, 2002, the Company borrowed $28,391 from two of its officers and accrued $60,000 in wages for these same officers. Periodically loans and accrued wages are exchanged for common stock.

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $12,192 for reimbursed expenses. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties. During the three months ended September 30, 2002, $140,000 of related party accrued salaries was exchanged for stock.

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

NOTE 8 - NOTES PAYABLE

During the three months ended September 30, 2002, the Company borrowed $51,415 from private investors. These loans are convertible to common stock, bear a 10% interest rate and have no stated maturity.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company owns no real property. On August 1, 1998, the Company negotiated a three-year commercial lease for 740 square feet in Vancouver, British Columbia, at a monthly rental of $1,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2002

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
September 30, 2002

NOTE 11 - SPIN OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (continued)

The loss on distribution of subsidiary reflects expenses related to the distribution of the assets, common stock and certain expenses associated with establishing a capital structure of VMH.

NOTE 12 - SUBSEQUENT EVENTS

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

NOTE 13 - CORRECTION OF AN ERROR

The accompanying financial statements for September 30, 2002 have been restated to correct an error in the reported expenses for the three months ended September 30, 2002. The effect of the restatement was to increase the net loss and the accumulated deficit at September 30, 2002 by $75,196 (effect on losses per share was less than one cent).

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

As of September 30, 2002 the Company had current assets of $769,708 and current liabilities of $201,464 compared to current assets of $868,560 and current liabilities of $280,072 as at June 30, 2002. The working capital ratio on September 30, 2002 was 3.82 to 1, up from 3.10 to 1 as of June 30, 2002.

Cash on hand as of September 30, 2002 was down to $17,082 compared to $126,144 on June 30, 2002. This compares to $175,147 on June 30, 2001. Consequently, there is not sufficient cash for the Company to maintain its operation for the next year.

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

Results of Operations - Quarter Ended September 30, 2002

Revenue for the quarter year was $5,962 compared to $-0- last year. This consisted of revenue from site testing and sampling for potential customers. Figures for video sales from VideoMovieHouse.com have been removed as they are no longer part of the group of companies.

Net operating losses for the year ending September 30, 2002 were $408,432 compared to previous year losses for the same period of $287,592. The company's losses were $0.02 USD per share in each of the last two full years of operation. We expect this trend to reverse as equipment sales begin to come on line.

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

FOREIGN OPERATIONS

FASC rents office space in West Vancouver, Canada, which serves as administrative and sales offices. Also, we rent a demonstration facility in Cloverdale, BC Canada.. AGES rents office space in Montreal, Quebec. The activities of the registrant are solely oriented to Canada except for expected sales and development of the Company's technology in the United States and Europe.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of June, 2003.

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

Dated this 6th day of June, 2003.

/s/ Cal Kantonen Cal Kantonen Chief Financial Officer /s/ John Brian Nichols John Brian Nichols Chief Executive Officer

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

Dated this 6th day of June, 2003.

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

Dated this 6th day of June, 2003.

/s/ John Brian Nichols John Brian Nichols President and Chief Executive Officer