Form 10QSB/A
period 2003-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-09-09
CIK 1002822

s First American Scientific Corporation Amendment Form 10-QSB for the period ended March 31, 2003

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB/A

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 14, 2003

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	March 31, 2003 (unaudited)	June 30, 2002
ASSETS
CURRENT ASSETS
Cash	$149,098	$126,144
Accounts receivable, net of allowance	129,059	130,932
Refundable research and development tax credits	93,572	83,085
Sales tax refunds	-	27,957
Prepaid expenses and other assets	13,749	10,000
Inventory	190,442	490,442
TOTAL CURRENT ASSETS	575,920	868,560
PROPERTY AND EQUIPMENT
Property and equipment	311,631	311,631
Less: Accumulated depreciation	(135,365)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	176,266	221,336
OTHER ASSETS
Technology rights, net of amortization	1,184,492	1,279,743
Patents and manufacturing rights, net of amortization	159,827	172,327
Deposits	1,432	1,432
TOTAL OTHER ASSETS	1,345,751	1,453,502
NET ASSETS DISTRIBUTED TO SUBSIDIARY IN SPIN OFF	-	268,835
TOTAL ASSETS	$2,097,937	$2,812,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$188,643	$35,194
Deposit on KDS machine	100	-
Accounts payable to related parties	80,000	244,878
Note payable	10,000	-
TOTAL CURRENT LIABILITIES	278,743	280,072
LONG-TERM LIABILITIES
Notes payable to related parties	2,500	-
TOTAL LONG-TERM LIABILITIES	2,500	-
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	376,219	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized; and 148,653,527 150,487,376 shares issued and outstanding, respectively	150,487	142,213
Additional paid-in capital	11,066,577	11,105,694
Stock options	245,534	195,780
Accumulated deficit	(10,007,592)	(9,151,400)
Accumulated other comprehensive income (loss)	(14,531)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,440,475	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,097,937	$2,812,233

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three Months Ended March 31,				Nine Months Ended March 31,
		2003 (unaudited)		2002 (unaudited) Restated		2003 (unaudited)		2002 (unaudited) Restated

REVENUES		$7,941		$303,383		$186,770		$303,383
COST OF SALES		-		105,420		300,000		105,420
GROSS PROFIT		7,941		197,963		(113,230)		197,963
OPERATING EXPENSES
Advertising		8,882		-		20,978		-
Amortization and depreciation		53,233		77,729		154,497		301,073
Professional services		16,678		41,244		114,365		58,455
Wages		191,393		-		449,314		-
Research and development		44,490		-		100,422		-
General and administration		255,110		270,913		328,910		473,076
Total Operating Expenses		569,786		389,886		1,168,486		832,604
OTHER INCOME (EXPENSE)
Impairment of assets		-		(122,541)		-		(122,541)
		-		(122,541)		-		(122,541)

LOSS FROM CONTINUING OPERATIONS		(561,845)		(314,464)		(1,281,716)		(757,182)
LOSS FROM DISTRIBUTED SUBSIDIARY		-		(27,325)		(76,882)		(142,017)
LOSS BEFORE INCOME TAXES		(561,845)		(341,789)		(1,358,598)		(899,199)
INCOME TAXES		-		-		-		-
NET LOSS BEFORE ALLOCATION
TO MINORITY INTEREST		(561,845)		(341,789)		(1,358,598)		(899,199)
ALLOCATION OF LOSS TO MINORITY INTEREST		84,828		21,531		170,080		21,531
NET LOSS		(477,017)		(320,258)		(1,188,518)		(877,668)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,241)		-		(4,688)		(1,399)
COMPREHENSIVE NET LOSS		$(478,258)		$(320,258)		$(1,193,206)		$(879,067)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		150,120,536		138,621,352		145,572,824		138,032,460

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2001	130,733,018	$130,733	$9,959,034	$218,210	$(7,013,749)	$(2,557)	$3,291,671
Common stock issued for cash of $189,850 and services of $82,850 at $0.09 per share	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS machine at $0.09 per share	500,000	500	44,500	-	-	-	45,000
Common stock issued for equipment at $0.13 per share	100,000	100	12,740	-	-	-	12,840
Common stock issued for accounts payable at $0.095 per share	100,000	100	9,400	-	-	-	9,500
Common stock issued from options for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)	-	-	357,410
Common stock issued for rent expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services	-	-	-	77,780	-	-	77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444

Distribution to shareholders of VideoMovieHouse.com Inc., a former wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	62,754	-	-	62,754
Common stock issued for consulting services at $0.06 per share	1,451,903	1,452	90,700	-	-	-	92,152
Common stock issued as compensation at $0.06 per share	4,249,455	4,249	267,683	(13,000)	-	-	258,932
Common stock issued for legal fees at $0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for professional services at $0.05 per share	125,000	125	6,125	-	-	-	6,250
Common stock issued for prepaid rent at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for debt at $0.05 per share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation loss	-	-	-	-	-	(4,688)	(4,688)
Net loss for the nine months ended March 31, 2003	-	-	-	-	(1,188,518)	-	(1,188,518)
Balance, March 31, 2003 (unaudited)	150,487,376	$150,487	$11,066,577	$245,534	$(10,007,592)	$(14,531)	$1,440,475

See accountant's review report and accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended March 31,
	2003 (unaudited)	2002 (unaudited) Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,188,518)	$(877,668)
Discontinued operations	76,882	142,017
Loss allocated to minority interest	(170,080)	(21,531)
	(1,281,716)	(757,182)
Depreciation and amortization	154,497	230,577
Impairment of assets	150,000	122,542
Stock and options issued for services and compensation	258,932	395,875
Stock issued for prepaid rent	20,000	15,000
Stock issued for services and current debt	181,052	-
Options issued for compensation	62,754	-
Adjustments to reconcile net loss to net cash provided (used) by operations:
Amounts used from trust for accounts payable	-	42,793
Decrease (increase) in accounts receivable	1,873	(263,963)
Decrease (increase) in taxes and tax credits	17,470	-
Decrease (increase) in investments	-	(74,549)
Increase (decrease) in deposits for sales	100	(17,500)
Decrease (increase) in inventory	150,000	(84,508)
Decrease (increase) in deposits and prepaid expenses	(3,749)	10,179
Increase (decrease) in accounts payable	60,763	69,789
(Decrease) increase in accounts payable, related party	(72,192)	(20,765)
Cash provided (used) by discontinued operations	-	22,345
Net cash provided (used) by operating activities	(300,216)	(309,367)
CASH FLOWS FROM INVESTING ACTIVITIES
Investment in technology rights	-	(8,884)
Investment in discontinued operations	14,143	(43,720)
Net cash provided (used) in investing activities	14,143	(52,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Cash provided by minority interest	302,709	182,520
Repayment of debt	(76,054)	-
Proceeds from borrowing	51,415	-
Proceeds from borrowing, related parties	35,449	-
Proceeds from sales of stock	-	180,850
Net cash provided by financing activities	313,519	363,370
NET INCREASE (DECREASE) IN CASH	27,446	1,399
Other comprehensive loss - Foreign currency translation	(4,492)	(1,399)
CASH - Beginning of year	126,144	175,147
CASH - End of period	$149,098	175,147
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest Expense	$-	-
Income Taxes	$-	-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$118,932	$395,875
Common stock issued for rent	$20,000	$15,000
Common stock issued for services	$136,152	$-
Distribution of assets in spin-off	$(191,501)	$-
Stock issued for accounts payable and current debt	$44,900	$-
Note payable	$20,000	-
Options issued for compensation	$62,754	$-
Stock issued for accrued compensation	$140,000	$-

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to impairment testing and unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

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

The Company has determined that the carrying value of its technology rights and patents is fairly stated based upon estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

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

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to a specific party. The sales price of this equipment is $218,400. After the six-month trial period, the purchasing party will make monthly payments in the amount of $3,250 per month for six months, at which time the payments will increase to $16,575 per month for the next twelve months. After payment of the higher monthly payments for a year, the purchase price of the machine is considered paid in full. The machine can be returned at any time within the first twelve months with no further costs other than those incurred to the date of the return. The purchaser will be given exclusive use of the KDS technology in usage for client and recycle facilities in Ontario, Canada for three years from production installation if the sale is finalized. This contingent sale has not been recognized in the accompanying financial statements as the terms of the contact have not been satisfied at March 31, 2003

On June 11, 2001, the Company's board of directors recommended and approved a motion that the Company would spin off its subsidiary, VMH VideoMovieHouse.com Inc. ("VMH"), into its own separate fully reporting OTC publicly traded company. At that time, management under the direction of the board of directors began the necessary actions to accomplish the spin-off in a timely manner.

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

Results of Operations - Quarter ending March 31, 2003

Revenue for the current quarter year was $7,941 compared to $303,383 for the same quarter last year and year to date revenue for this year is $186,770 compared to $316,401 year to date for last year. This quarter's revenue consisted of revenue from processing sample products for various customers. No KDS systems were sold during the quarter. Sales efforts are ongoing with several promising prospects at the quotation and negotiations stage.

Net operating losses for the quarter ending March 31, 2003 were $477,258 compared to losses of $320,258 for the same period last year. Our losses were $1,193,206 for the nine months ended March 31, 2003 compared to losses to $758,151 for the same period last year.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of September, 2003.

FIRST AMERICAN SCIENTIFIC CORPORATION (Registrant)
By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Treasurer, Principal Financial Officer, and Chairman of the Board Of Directors
By:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

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

Dated this 8th day of September, 2003.

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

Dated this 8th day of September, 2003.

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

Dated this 8th day of September, 2003.

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

Dated this 8th day of September, 2003.

/s/ John Brian Nichols John Brian Nichols Chief Executive Officer