Form 10KSB
period 2003-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-10-08
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2003.
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
 (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0338315 (I.R.S. Employer Identification No.)

811 - 100 Park Royal South
West Vancouver, British Columbia
Canada V7T 1A2
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
Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

State issuer's revenues for its most fiscal year June 30, 2003: $200,834

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 24, 2003: $7,782,300

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 26, 2003: 155,809,976

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

PART I

Item 1. DESCRIPTION OF BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable "waste to resources" industrial applications for the KDS System, then market, manufacture, and sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

Applications

1. Biomass to Green Energy

The Company's research and testing to date indicates that the highest potential use for the equipment is found in pulverizing and drying (micronizing) biomass (wood waste) into a fine, dry combustible fuel that can be incinerated in specialized burners to create BTUs (heat energy), which, in turn, can be converted to electrical power through conventional means. For biomass, the critical value of the process is its ability to act as an industrial dryer which can extract water from wood at below boiling temperature at a significantly lower cost than through other conventional methods.

To this end, the Company has designed a complete system that will economically convert waste horse bedding (sawdust and manure) into electrical energy by creating and burning the micronized powder in combination with conventional boilers and power generating systems. The design will also accommodate any type of waste biomass as a feedstock, making it suitable for any operation which produces large quantities of waste biomass, such as racetracks, farming operations, poultry operations, sawmills, or furniture factories and others where feedstock is less than 60% moisture content.

2. Pulp Sludge

The Company has also processed wet (80% moisture) pulp sludge, and believes that potential exists in converting waste pulp sludge to a dry, fibre-like powder and releasing the kaolin clay concurrently, then burning to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy costs, disposal costs, and environmental problems in the pulp and paper industry. Trials are now underway at Atlantic Packaging Ltd's pulp mill in Whitby, Ontario.

3. Animal waste/sewage/food waste

When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This "cleansing" of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as creating nutrient rich "clean" end products suitable for recycling as fertilizer.

When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

4. Commination of mineral rock

When micronizing mineral rock, the process reduces the rock to a consistent fine dry powder as small as -600 mesh which has proven sufficient to separate and release precious and heavy metals mechanically without the use of chemicals. Development work continues to increase the durability of the equipment to withstand the heavy wear imposed when processing hard rock. Although the process has proven to be 97% efficient, commercially viable processing volumes have not yet been achieved. This process has now been patented.

5. Re-cycling scrap rubber

When micronizing rubber, a cryogenic cooling process can facilitate the recycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for re-cycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. This process has now been patented.

6. Recycling Glass

When micronizing glass, the process reduces it to a consistent fine dry powder as small as 20 microns which has proven valuable as a strengthener in asphalt, concrete and ceramics.

The KDS Equipment

The KDS uses a patented high speed rotary action to create sufficient kinetic energy to pulverize and dry (micronize) raw materials that are introduced into the chamber without cutting.

The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long by eight feet wide. It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product though the chamber and out through the taurus. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of the KDS machine is greater than ten (10) years and requires ongoing service and replacement of consumables on a daily basis. Maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

Patents

Device and Method for Comminution - US Patent #6,024,307 - (issued)

A patent was issued for the KDS as for a "device for comminution" on November 24, 1998, and its U.S. patent number is 6,024,307 with additional patent applications filed in Australia, Europe (EEC), Finland, France, Germany, Ireland, Italy, Mexico, New Zealand, Spain, Sweden, Switzerland, and the United Kingdom. As of the date hereof, patents have been issued in the United States.

Cryogenic Comminution of Rubber - Apn # 3918-0142P - (patent allowed)

On April 20, 2001, the Company filed a patent application in the United States to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a micro-fine powder using the KDS equipment. This application has now been allowed. Patent allowed is one which has been approved for issuance subject to the payment of US$650.00

Method of Recovery of Precious Metal and Heavy Minerals - Apn # 125538 - (patent allowed)

On May 4, 2001, the Company filed a patent application in the United States to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. This application has now been allowed. Patent allowed is one which has been approved for issuance subject to the payment of US$650.00

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. This application is pending.

Research and Testing

The Company continues research with various materials to improve operating efficiencies; increase volume throughput to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Vancouver, British Columbia, in Montreal and Whitby, Ontario by Alternative Green Energy Systems, Inc ("AGES"). Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system. Progress has been made processing pulp sludge at the Atlantic Packaging installation. Further testing of hardened beater bar systems with various coatings and alloys for added strength and longevity to withstand the impact when processing hard rock is continuing, as well as tests for the dewatering of food waste, and grinding of other materials. All research on rubber processing has been discontinued until a suitable research partner can be identified. While some results have been very promising, there is no assurance that any operations will ever be initiated as a result of these tests. Further, the Company still has no firm contracts with anyone to buy the KDS System or buy, sell or dispose of any waste products or powders processed by the equipment.

Government/Environment Regulation

The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the Company's operations currently comply in all material respects with applicable laws and regulations. Management believes the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past.

Manufacturing

Manufacturing of the KDS is contracted out to Vancouver Blower and Sheet Metal Fabrication Limited (VBS) in Vancouver, British Columbia. When needed, the Company will contract will VBS to construct a machine. Two other backup manufacturers have been identified should demand increase beyond the capacity of VBS or if VBS is unwilling or unable to manufacture the KDS machine. Since the Company's inception, the Company has manufactured twelve KDS machines and sold five.

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

On July 2, 1997, the Company finalized negotiations with Spectrasonic to purchase all patents to be issued or pending, including all data pertaining to the patent process with respect to the KDS. Final payment to Spectrasonic of 1,000,000 common shares of the Company's stock valued at $0.25 per share was made on December 1, 1999 when unencumbered title to the patents passed to the Company.

In February 2003, the Company licensed biomass and pulp sludge applications to AGES on a conditional basis. AGES has until February 21, 2004 to meet those conditions. Under the license agreement, the Company retains ownership of all patents for the KDS technology, and owns all the research conducted by AGES. To perfect its license, AGES must sell two machines, one machine in each industry, biomass and pulp sludge, and pay US$100,000 for the one machine delivered. However, until a unit is sold for either purpose contemplated in the agreement and payment of US$100,000 is received by the Company, the license agreement is not perfected.

Summary of Agreements

Green Leaf Fibre Company Ltd (Ireland)

In 1998, the Company entered into a research agreement with Green Leaf Fibre Company Ltd. of Northern Ireland and continued its research into sludge and animal waste processing at GLF's research site. The project was funded by Green Leaf and the Irish government under the Radian Award Program. Some progress was made with animal waste and with rubber, but not sufficient to meet economical viability. As of the date of this report, this project has terminated and the KDS is now being stored in a warehouse in Castleblaney, Ireland.

Organic Waste Returns Inc (Ireland)

In March 2002, we announced an agreement for the sale of two systems to Organic Waste Returns Inc., in Ireland. The first machine was delivered but not put into operation pending upgrades. Upgrades were made to a second machine in Vancouver. To date the second machine has not been delivered, and the first machine has not been put into production. We delayed delivery when it became apparent that the purchaser was unable to raise sufficient funds to meet final payment under the agreement. This sale did not close as the purchaser subsequently advised us that they were unable to raise sufficient funds to complete the project.

Hollywood Park Racetrack

In June 2002 our subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation was presented in November 2002. Hollywood Park is currently considering our proposal and a decision is expected this fall. This proposal has now been extended to cover Calder Race Course in Florida. Both tracks are owned by Churchill Downs Inc.

Vancouver Island Recycling Corp.

In December 2002, Vancouver Island Recycling purchased three used machines. The machines have been delivered and Vancouver Island Recycling Corp. has paid CDN$260,000 in full for the machines. The machines are being set-up by the customer in its glass recycling operations on Vancouver Island.

Beaupre Explorations Ltd

In August 2000, the Company entered into an agreement with Beau Pre Explorations Ltd, a Canadian mining company, to process ore from their mine through a KDS. Preliminary work to increase durability of chain system to handle hard rock was required. The Company hired Robert Salter Ph.D. to develop a new impact system, to protect the process with a new patent, and if successful, implement the program on Beaupre's mineral claims on Valentine Mountain. The re-design and patent process was completed with patent pending status obtained in May 2001, and testing continued throughout the summer of 2001. The patent was allowed on September 4, 2003.

Honeywell Inc.

In March 2001, the Company signed a letter of interest with Honeywell to determine how the KDS could fit into Honeywell's overall business plans for creation of energy from alternative green fuel sources. To date some work has been done with product provided by Honeywell's clients and initial tests have proven the systems ability to produce a useable end product, but not at sufficient volumes to be economically viable. Last year we announced our discussions with Honeywell had been put on hold pending more accurate scientific analysis of our process and completion of cost/benefit feasibility analysis. Upon completion of either the Hollywood Park or the Atlantic projects, we hope that we can re-open these discussions based on the latest available results. We believe the technical analysis and result from the Hollywood Park study and other research is now adequate to meet some of the concerns raised by Honeywell in their expression of interest last year. We expect to re-visit the Honeywell proposal once the racetrack or pulp sludge facility can produce long term test results.

Mikuniya Environmental Management Systems (EMSI)

Last year, we made two visits to Japan to present our equipment to interested purchasers. As a result, on December 5, 2002, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent the Company in developing a market for its KDS equipment in Japan. Subsequent to the date of these statements, in January 2003, we hosted a delegation of five Japanese companies who have expressed serious interest in importing our equipment to Japan. Serious discussion are ongoing with two of these companies, however, to date, no sales have closed.

Alternative Green Energy Systems Inc.

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

In January 2002, a KDS machine was shipped to Montreal where it has been redesigned and enhanced to adapt to processing biomass and pulp sludge. Subsequently, in March 2003, it was moved to Atlantic Packaging in Whitby, Ontario on approval for live trials. Trials are still underway.

In February 2002, AGES signed an agreement with Hydro Quebec Capitech Inc. wherein Hydro Quebec Capitech agreed to invest CDN$1,000,000 equity in AGES's for research and development. The initial payment of CDN$600,000 was received in March 2002 and the balance of CDN$400,000 was received in March 2003.

Under the license agreement with AGES, the Company retains ownership of all patents for the KDS technology, and owns to all the research conducted by AGES. To perfect its license agreement with the Company, AGES must sell two machines, one machine in each industry, biomass and pulp sludge, and pay $100,000 for the KDS machine that was delivered in January 2002. Until a unit is sold for each purpose contemplated in the agreement and payment of US$100,000 is paid by AGES to the Company, the license agreement is not perfected.

Until these conditions are met, the Company remains in control of the venture because of the contractual agreement. When these conditions are met, the Company becomes a minority shareholder, and no longer controls AGES.

In February 2003, the Company deferred payment of the US$100,000 from AGES for one additional year until February 21, 2004.

Market

The KDS machine is viable for softer industrial rock, such as gypsum and zeolite, and dry wood chips or chicken manure (embedded in dry sawdust), biomass at moisture levels below 60%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Research work continues looking for solutions to increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 60% moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Until these adaptations are successfully researched and implemented, there is no certainty that the equipment will be accepted by the market place for economically processing these materials.

Competition

The Company has competition from other producers of microfine powders, most of who have greater financial resources than the Company. The Company believes its system is more cost effective than its competitors.

Company Facilities

The Company's corporate offices are located at 811 - 100 Park Royal, West Vancouver, British Columbia, Canada, V7T 1A2 and the Company's sales and demonstration site moved to 6473 64th Street, Delta, British Columbia, Canada V4K 4E2. The phone numbers are (604) 913-9035 and (604) 940-6220, respectively. Fax numbers are (604) 925-1118 and (604) 940-6221.

Subsidiaries and other equity positions

Alternative Green Energy Systems Inc (AGES) - 40% owned

The Company owns 40% of the outstanding shares of common stock of Alternative Green Energy Systems Inc., a Canadian federally incorporated corporation ("AGES").

First American Power Corp. - 10% owned

The Company owns 100% of the outstanding shares of common stock of First American Power Corp. ("FAPC"). FAPC was formed for the purpose of providing research and development services exclusively to the Company that are eligible for Canadian research and development credits.

VMH VideoMovieHouse.com Inc - 0% owned as of September 1, 2002

On September 1, 2002, the Company spun off its wholly owned subsidiary VMH VideoMovieHouse.com Inc ("VMH") a British Columbia corporation, to holders of the Company's common stock on June 30, 2002. Each Company shareholder received one share of VMH's common stock for each ten shares of the Company's common stock held on June 30, 2002. The Company shareholders did not receive cash in lieu of fractional shares, but fractional shares were rounded up to the next whole share. The Company has no further involvement with VMH.

Pending Contracts

Atlantic Packaging Ltd

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement and delivered one machine to Atlantic Packaging Ltd. in which it gave a six-month trial period of the KDS machine. The trial period has been extended to the end of September 2003. This contingent sale has not been recognized in the accompanying financial statements as the terms of the contract have not yet been satisfied and the machine could be returned to us.

Employees

The Company currently has six full-time employees, including Messrs. Nichols and Kantonen members of the board of directors, and retains outside consultants when necessary.

Other

During the fiscal period ending June 30, 2003, the Company settled various accounts owing by issuance of common stock.

Risk Factors

1. Going Concern Opinion. At this time, the Company cannot be sure that it will be successful in its operations. Therefore the Company's independent certified public accountants have issued an opinion that there is substantial doubt about the Company's ability to continue in business as a going concern.

2. Development and Market Acceptance of New Products. The Company's success and growth will depend upon its ability to improve and market its KDS machines and KDS processes and to successfully develop, and generate revenues from its processes. To date the Company has been unable to achieve the foregoing.

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

7. Issuance of Additional Shares. At June 30, 2003, there were 152,646,376 shares of common stock or 76.3% of the 200,000,000 authorized shares of Common Stock of the Company outstanding and 47,353,624 shares remain unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smythe Ratcliffe, Chartered Accountants, on an annual basis. The rent is US$1,100 per month which has been pre-paid until March 2004.

In July 2003, the Company leased a new sales office at 6473 64 th Street, Delta, British Columbia, Canada containing 900 square feet plus a 1000 sq ft covered area for the KDS equipment. The sales office is sub-leased from Aquadine Industries Ltd under a two year sub-lease agreement. The monthly rental is US$700 which has been pre-paid for two years.

The Company owns seven KDS machines. One machine is being stored in Northern Ireland. Three machines are located at Vancouver Blower as inventory. One machine is located at the new Delta demonstrations center and is being used as test and demonstration machine. One machine was delivered to Sooke, British Columbia, Canada as part of the Beau Pre mining joint venture, and one machine was delivered to at Atlantic Packaging Ltd in Whitby, Ontario, Canada by AGES on a trial basis.

The Company had other fixed assets located in California. The net book value of these assets was US$112,176 and consisted of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. At June 30, 2002, these were totally impaired. The Company has office furniture and equipment costing $47,874 located in Delta British Columbia, Canada and West Vancouver, British Columbia, Canada.

The Company's registered office is #700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened other than as described below:

Ford Motor Credit Company v. First American Scientific Corp., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.96, but this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. As of the date hereof, the case has not been settled.

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

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC." The table shows the high and low bid of the Company's Common Stock for the past two years:

Quarter ended		High	Low
2001	September 30 December 31	0.15 0.16	0.08 0.05

2002	March 31 June 30 September 30 December 31	0.23 0.15 0.085 0.06	0.10 0.07 0.05 0.085

2003	March 31 June 30	0.075 0.07	0.051 0.034

The Company has no outstanding options or warrants, or other securities convertible into, common equity other than as disclosed herein. Of the 155,809,976 shares of common stock outstanding as of September 24, 2003, all are free trading with the exception of 9,048,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 29, 2003, the Company had 486 shareholders of record of its Common Stock.

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

Section 15(g) of the Securities Exchange Act of 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

The Company currently has three equity compensation plans. Prior to 2000, the Company had three additional stock option plans. All shares which were authorized under those plans have been exhausted.

The 2001 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 30,000,000 shares. To date option to purchase 30,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

The 2001A Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 20,000,000 shares. To date options to purchase 20,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

The 2003 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date options to purchase 6,856,803 shares have been granted, leaving 3,143,197 shares available for issuance under the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)			Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None			None	None
Equity compensation plans not approved by securities holders	2001 2001 2003	A	0 0 3,309,000	0 0 $0.05	0 0 3,143,197
Total	3,309,000			$0.05	3,143,197

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company and are now entering our marketing phase. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. During the year, applications for two new process patents, one for the cryogenic freezing and shattering scrap rubber and one for extraction of precious metals from hard rock using our equipment have been allowed. Patents will be issued in the next quarter upon payment of fees. One other patent application for drying and recovery of fuel and clay from biomass using our equipment has been submitted and is pending status.

On June 30, 2003, we had current assets of $306,696 and current liabilities of $178,315, compared to current assets of $785,475 and current liabilities of $127,880 on June 30, 2002. Our working capital ratio on June 30, 2003 was 1.72:1 compared to 6.1:1 on of June 30, 2002. Cash on hand as of June 30, 2003 was $64,762 down from $126,144 on June 30, 2002.

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006.

In February 2003, AGES received an equity investment of CDN$400,000 from HydroQuebec Capitech Inc. which was the final installment under its agreement to acquire its equity position in AGES. In order to close the financing, we had to agree to a one year deferral of the receipt of US$100,000 due to us from AGES under its licensing agreement with us and allow the entire CDN$400,000 investment to go solely towards AGES research and development. Under our licensing agreement with AGES, all benefits of the Hydro Quebec funded research and improvements to the KDS technology will belong exclusively to the Company, but will be licenced to AGES without further charges within the territories specified in AGES licence. However, AGES must also sell at least one machine in each category (biomass and sludge) and pay the $100,000 in order to perfect their license. Until these conditions are met, the Company is considered to have de facto control of AGES, and we will continue to consolidate our statements until all conditions are met.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should sales and receipt of receivables not materialize. In the short term, some relief has come from loans from our officers and by the deferment of payment of officers' salaries. This cannot be expected to continue indefinitely.

As of September 26, 2003, there were 155,809,976 shares issued and outstanding.

Results of Operations - Year ending June 30, 2003

Revenue for the year ended June 30, 2003 was $200,834 compared to $453,655 for last year. This years sales included the sale of three used machines to Vancouver Island Re-Cycling Ltd. Full payment has been received and all machines delivered. The cost of the machines sold in 2003 was $150,000. This is the impaired value of the three used machines. The cost of the three machines sold in 2002 was $290,893.

Sales efforts are ongoing with several major projects in final stage of negotiation.

Net losses for the year ending June 30, 2003 were $1,371,252 or $0.01 per share compared to $2,137,651 for last year which was $0.02 per share. Efforts to control and reduce operating costs are being made.

In accordance with GAAP, our three used machines were written down to the lower cost or net realizable before they were sold. All other fixtures located in California have been written off and we no longer have any assets in California.

The loss on distribution of subsidiary in the amount of $191,501 reflects the distribution of the assets and liabilities associated with the spin-off of VMH and is reported consistent with generally accepted accounting principles.

We continue to focus on improving the KDS equipment's processing capacity and commercial viability for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate much needed sales. With the injection of capital provided by Hydro Quebec Capitech, research continues into processing biomass and pulp sludge. On a conditional sale basis, AGES has installed our equipment at Atlantic Packaging's Ontario pulp mill for live on-line trials. A decision is expected shortly.

Research and testing of animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass continues. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment. On May 30, 2003, we were awarded a research grant by the US Department of Energy, the "Small Business Technology Transfer (STTR) - Phase I Award." Funding has not occurred. There is no assurance that funding will ever occur. In the event funding does occur, it will be used to further our work improving the drying and grinding efficiencies of our KDS machines. Funding will not exceed $100,000 all of which will be spent on research related to drying and grinding. Our research will be conducted by the Oak Ridge National Laboratory in Tennessee.

In June 2002, our subsidiary, AGES prepared a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fuelled by horse manure processed through our KDS system. The report was successfully presented in August 2002, and the final quotation was presented in November 2002. We understand that Hollywood Park is satisfied with our proposal, but a decision will not be made until permit requirements and California regulatory issues are resolved.

In August 2000, the Company entered into a proposed joint venture agreement with Beau Pre Explorations Ltd., a Canadian mining company, to process ore from their mine through a KDS. Work to increase durability of chain system to handle hard mineral rock was required. The re-design and patent application was completed and a new patent has now been allowed. This puts us in a position to proceed once both Beaupre and the Company are satisfied of the economic feasibility of the project. In the meantime, further work to improve the durability of the equipment to operate under harsh, abrasive conditions being done by the Company, while Beaupre is working on site preparations at Valentine Mountain.

In March 2002, we announced an agreement for the sale of two machines in Ireland. One machine was delivered but not put into operation pending upgrades. Upgrades to the second machine were made in Vancouver. Subsequent to the date of these statements, the purchaser advised us that they were unable to raise sufficient funds to proceed with their project and the machine has been returned to inventory.

Last year we announced our discussions with Honeywell had been put on hold pending more accurate scientific analysis of our process and completion of cost/benefit feasibility analysis. Responsibility for this has been transferred to AGES. To date, discussions have not re-opened.

In December 2002, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent us in developing a market for our KDS equipment in Japan. In January 2003, we hosted a delegation of five Japanese companies who have expressed serious interest in importing our equipment to Japan. EMSI are currently negotiating with a qualified potential Japanese licensee and are hopeful that this will lead to an agreement.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative and rent a sales offices and demonstration facility in Delta, British Columbia. AGES rents office space in Montreal, Quebec.

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002, are not expected to impact the Company's financial statements.

The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (hereinafter "SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VideoMovieHouse.com Inc. which was spun off in 2002 and are included in discontinued operations. Assets and liabilities of VideoMovieHouse.com Inc. are included in net assets distributed to subsidiary at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2003 or 2002 as the Company does not have recorded assets with indeterminate lives.

ITEM 7. FINANCIAL STATEMENTS

TABLE OF CONTENTS

INDEPENDENT AUDITOR'S REPORT	F-1
FINANCIAL STATEMENTS Balance Sheets Statements of Operations Statement of Stockholders' Equity (Deficit) Statements of Cash Flows	F-2 F-3 F-4 F-6
NOTES TO FINANCIAL STATEMENTS	F-7

To the Board of Directors and Stockholders
First American Scientific Corp.
Vancouver, British Columbia
CANADA

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of First American Scientific Corp., a Nevada corporation, as of June 30, 2003 and 2002 and the related statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 11, 2003

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
ASSETS	2003	2002
CURRENT ASSETS
Cash	$64,762	$126,144
Accounts receivable, net of allowance	3,019	130,932
Sales tax refunds	24,876	27,957
Prepaid expenses and other assets	23,597	10,000
Inventory	190,442	490,442
TOTAL CURRENT ASSETS	306,696	785,475
PROPERTY AND EQUIPMENT
Property and equipment	306,473	311,631
Less: Accumulated depreciation	(145,867)	(90,295)
TOTAL PROPERTY AND EQUIPMENT	160,606	221,336
OTHER ASSETS
Technology rights, net of amortization	1,152,743	1,279,743
Patents and manufacturing rights, net of amortization	171,884	172,327
Research and development refund receivables	83,085	83,085
Deposits	166	1,432
TOTAL OTHER ASSETS	1,407,878	1,536,587
NET ASSETS DISTRIBUTED TO SUBSIDIARY IN SPIN-OFF	-	268,835
TOTAL ASSETS	$1,875,180	$2,812,233

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$178,315	$127,880
TOTAL CURRENT LIABILITIES	178,315	127,880
LONG-TERM LIABILITIES
Notes and wages payable to related parties	110,276	152,192
TOTAL LONG-TERM LIABILITIES	110,276	152,192
COMMITMENTS AND CONTINGENCIES	-	6,127
MINORITY INTEREST IN SUBSIDIARY	225,116	243,590
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 152,646,376 and
142,213,018 share issued and outstanding, respectively	152,646	142,213
Additional paid-in capital	11,200,120	11,105,694
Stock options	204,831	195,780
Accumulated deficit	(10,190,326)	(9,151,400)
Accumulated other comprehensive loss	(5,798)	(9,843)
TOTAL STOCKHOLDERS' EQUITY	1,361,473	2,282,444
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,875,180	$2,812,233

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		Year Ended		Year Ended
		June 30,		June 30,
		2003		2002

REVENUES		$200,834		$453,655
COST OF SALES		150,000		290,893
GROSS PROFIT (LOSS)		50,834		162,762
OPERATING EXPENSES
Advertising		37,214		14,775
Amortization and depreciation		205,995		167,110
Consulting		136,332		186,744
Legal		55,819		113,681
Accounting		100,297		56,125
Wages		536,060		378,834
Research and development		109,531		529,413
General and administration		177,973		225,791
Reserve for uncollectible accounts		119,046		258,383
Rent		32,668		21,164
Loss on impairment of assets		152,732		371,870
Total Operating Expenses		1,663,667		2,323,890
LOSS FROM CONTINUING OPERATIONS		(1,612,833)		(2,161,128)
OTHER INCOME (EXPENSE)
Research and development credit		-		83,085
Total Other Income (Expense)		-		83,085
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(1,612,833)		(2,078,043)
INCOME TAXES		-		-
NET LOSS FROM CONTINUING OPERATIONS BEFORE
ALLOCATION TO MINORITY INTEREST		(1,612,833)		(2,078,043)
ALLOCATION OF LOSS TO MINORITY INTEREST		318,463		133,769
LOSS FROM DISTRIBUTED SUBSIDIARY		(76,882)		(193,377)
NET LOSS		(1,371,252)		(2,137,651)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		4,045		(7,286)
COMPREHENSIVE NET LOSS		$(1,367,207)		$(2,144,937)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED FROM CONTINUING OPERATIONS		$(0.01)		$(0.02)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED FROM DISTRIBUTED SUBSIDIARY	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		147,600,687		137,809,276

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
						Accumulated
	Common Stock		Additional			Other	Total
			Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity
Balance, June 30, 2001	130,733,018	$130,733	$9,959,034	$218,210	$(7,013,749)	$(2,557)	$3,291,671
Common stock issued for cash of
$189,850 and services	2,885,000	2,885	269,815	-	-	-	272,700
Common stock issued for
compensation at $0.09 per share	3,600,000	3,600	316,880	-	-	-	320,480
Common stock issued for legal
services at $0.10 per share	250,000	250	24,750	-	-	-	25,000
Common stock issued for KDS
machine at $0.09 per share	500,000	500	44,500	-	-	-	45,000
Common stock issued for
equipment at $0.13 per share	100,000	100	12,740	-	-	-	12,840
Common stock issued for accounts
payable at $0.095 per share	100,000	100	9,400	-	-	-	9,500
Common stock issued from options
for services at $0.09 per share	3,925,000	3,925	453,695	(100,210)	-	-	357,410
Common stock issued for rent
expenses at $0.125 per share	120,000	120	14,880	-	-	-	15,000
Options issued for services	-	-	-	77,780	-	-	77,780
Foreign currency translation loss	-	-	-	-	-	(7,286)	(7,286)
Net loss for the year ended
June 30, 2002	-	-	-	-	(2,137,651)	-	(2,137,651)
Balance, June 30, 2002	142,213,018	142,213	11,105,694	195,780	(9,151,400)	(9,843)	2,282,444
Distribution to shareholders of
VideoMovieHouse.com Inc.,
a former wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	56,870	-	-	56,870
Common stock issued for cash at
$0.06 per share	505,747	506	29,494	-	-	-	30,000
Common stock issued for consulting
services at $0.06 per share	1,529,489	1,529	95,296	-	-	-	96,825
Common stock issued as
compensation at $0.06 per share	5,558,455	5,558	352,603	(47,819)	-	-	310,342
Common stock issued for legal
fees at $0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for profess-
ional services at $0.05 per share	225,000	225	10,825	-	-	-	11,050
Common stock issued for prepaid
rent at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for prepaid
lease at $0.06 per share	166,667	167	9,833	-	-	-	10,000
Common stock issued for debt
at $0.05 per share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation gain	-	-	-	-	-	4,045	4,045
Net loss for the year ended
June 30, 2003	-	-	-	-	(1,371,252)	-	(1,371,252)
Balance, June 30, 2003	152,646,376	$152,646	$11,200,120	$204,831	$(10,190,326)	$(5,798)	$1,361,473

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
		Year Ended June 30,
		2003		2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(1,371,252)		$(2,137,651)
Discontinued operations		76,882		193,377
Loss allocated to minority interest		(318,463)		(133,769)
		(1,612,833)		(2,078,043)

Depreciation and amortization
Impairment and disposal of assets
Impairment of inventory
Bad debt expense
Stock and options issued for services and compensation
Stock issued for services
Stock issued for rent
Stock issued for services and current debt
Options issued for compensation

		205,995 7,758 150,000 119,046 310,342 145,625 20,000 64,900 56,870		167,110 371,870 - 258,383 863,520 - 15,000 - -
Adjustments to reconcile net loss to net cash provided (used) by operations:

Amounts used from trust for accounts payable
Decrease (increase) in accounts receivable
Decrease (increase) in taxes and tax credits
Increase (decrease) in deposits for sales
Decrease (increase) in inventory
Decrease (increase) in deposits and prepaid expenses
Increase (decrease) in accounts payable
Increase (decrease) in commitments
(Decrease) increase in payable to related parties
Cash provided by distributed subsidiary

		- 8,867 3,081 100 150,000 (12,331) 50,435 (6,127) 70,000 -		42,793 (387,785) (88,539) (17,500) 67,725 - 15,268 6,127 126,992 89,152
Net cash provided (used) by operating activities		(268,272)		(547,927)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment Investment in technology rights and patents Investment in discontinued operations		(9,359) (16,224) 14,143		(44,495) - (16,504)
Net cash provided (used) in investing activities		(11,440)		(60,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt Proceeds from borrowing Proceeds from borrowing, related parties Cash provided by minority interest Proceeds from sales of stock		(20,315) 51,415 54,176 101,531 30,000		- - - 377,358 189,850
Net cash provided by financing activities		216,807		567,208
NET INCREASE (DECREASE) IN CASH		(62,905)		(41,718)
Other comprehensive gain (loss) - foreign currency translation		1,523		(7,285)
CASH - Beginning of year		126,144		175,147
CASH - End of period		$64,762		126,144
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense		$-		-
Income taxes		$-		-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:

Common stock issued for services and compensation
Common stock issued for rent
Common stock issued for services
Distribution of VMH VideoMovieHouse in spin-off
Stock issued for accounts payable and current debt
Options issued for compensation
Common stock issued for inventory
Common stock issued for equipment
Common stock issued for equipment lease

	$ $ $ $ $ $ $ $ $	310,342 20,000 145,625 (191,501) 64,900 56,870 - - 10,000	$ $ $ $ $ $ $ $ $	863,520 15,000 - - 9,500 - 45,000 12,840 -

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

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

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., (hereinafter "VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7.) VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin-off VMH into its own separate entity which became a fully reporting OTC publicly traded company in August 2002. See Note 11.

The Company formed First American Power Corp, formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to First American Scientific Corp. and, when feasible, to operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 40% of AGES and has management control of AGES. William E. Barber owns 40% and a Quebec based capital venture company owns 20% of AGES. The Company reports financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. See Note 10.

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
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company believes the adoption of SFAS No. 144 did not have a material impact on the financial statements of the Company at June 30, 2003.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 titled "Accounting for Impairment of Long-lived Assets." In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts.

The Company impaired the carrying value of its assets used in its former facility in California. See Note 3.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,190,326 through June 30, 2003. Although the Company recorded $200,834 in sales during the year ended June 30, 2003, it also generated a net loss of $1,371,252. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Principles of Consolidation
FASC owns 40 % of the outstanding shares of AGES, as well ownership of all AGES technology. AGES's license to use the technology is conditional upon it meeting certain conditions. As of June 30, 2003, these conditions have not been met and until such time as AGES meets its obligations and perfects its license to use FASC's technology, FASC is deemed to be in a position of control and AGES will be treated as a majority owned subsidiary of FASC with its financial statements consolidated with FASC.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (continued)
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
At June 30, 2003, minority shareholders held an approximately 60% interest in Alternative Green Energy Systems, Inc. ("AGES"). The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Prepaid Expenses
Prepaid expenses consist of facility rent paid in advance and an equipment operating lease paid one year in advance. These prepaid expenses will be amortized as used.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account (which had a balance of $751 at June 30, 2003) is not insured.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Taxes (continued)
believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At June 30, 2003, the Company had net deferred tax assets of approximately $3,400,000 principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2003. The significant components of the deferred tax asset at June 30, 2003 and 2002 were as follows:

	June 30, 2003	June 30, 2002
Net operating loss carryforward	$10,000,000	$6,500,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2003	$56,870
For the year ended June 30, 2002		$77,870

Deferred tax asset	$3,400,000	$2,900,000
Deferred tax asset valuation allowance	$(3,400,000)	$(2,900,000)

At June 30, 2003, the Company has net operating loss carryforwards of approximately $10,000,000, which expire in the years 2015 through 2021. The Company recognized approximately $56,870 of losses from issuance of stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (hereinafter "SFAS No. 131") during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. At August 2002, because of the spin-off of VMH VideoMovieHouse.com Inc., the Company no longer has more than one operating segment.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2003, accounts receivable were $122,065 with an allowance for doubtful accounts of $119,046.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment.

During the year ended June 30, 2003 the Company sold three used KDS machines for $178,000 plus tax. These machines were all delivered and paid for at June 30, 2003. The receivable from one sale recorded in the year ended June 30, 2002 has been fully reserved at June 30, 2003.

During the year ended June 30, 2002, the Company sold a KDS machine for $285,000 plus tax. The purchaser made a non-refundable down payment of $37,500. After June 30, 2002, but before the release of the audited financial statements, the Company became aware that the purchaser would be unable to meet the agreed upon financing arrangements and the balance due on this machine was fully reserved. This balance of $249,372 was held in reserve until March 31, 2003.

FIRSTAMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable (continued)
The Company held this machine for 90 days on behalf of the original purchaser to allow them time to seek additional funding. The purchaser could not raise the $249,372 and the sale was terminated. This machine is now being used at the Company's test facility and is included in property, plant and equipment at June 30, 2003.

Reimbursements for Research and Development
The Canadian Government offers incentives to taxpayers carrying out scientific research and experimental development. The Canadian Government encourages Canadian companies to investigate ways of providing better products and better processing using advanced technologies. A 35% research and development reimbursable credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES has prepared the forms and submitted to Revenue Canada for its reimbursement of $83,085 for the year ended June 30, 2002. The research and development expenses attributed to this reimbursement are included in the Company's net loss for the U.S. income tax calculation. Payment of this credit was expected before June 30, 2003, however it has not been received. The Company has classified this reimbursable credit as other assets on its balance sheet and expects to receive the payment in the second half of 2003.

Sales Tax Refunds
The Canadian Government taxes goods and services when purchased. These taxes, when paid, can be offset against taxes due from the sales of goods and services by the Company. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and service sold. If the Company has paid more tax than it owes, then the Company is due a refund.

Inventory
Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor, and other indirect manufacturing costs.

The components of inventory are as follows:

	June 30, 2003	June 30, 2002

Finished goods -3 machines	$190,422	$345,000
Work in progress - 2 machines	-	145,442
	$190,442	$490,442

During the year ended June 30, 2003, the Company determined that the value of three used KDS machines should be further reduced to $50,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002, are not expected to impact the Company's financial statements.

The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
related to terminating a contract that is not a capital lease, costs to consolidate facilities orrelocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract.

SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (hereinafter "SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets", which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VideoMovieHouse.com Inc. which was spun off in 2002 and are included in discontinued operations. Assets and liabilities of VideoMovieHouse.com Inc. are included in net assets distributed to subsidiary at June 30, 2002.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at June 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in fiscal 2003 or 2002 as the Company does not have recorded assets with indeterminate lives.

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

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. See Note 11.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2003	June 30, 2002
Kinetic disintegration equipment (KDS)	$240,865	$236,557
Plant assets and equipment	24,359	-
Office equipment	41,249	47,874
Leasehold improvements	-	7,811
Total assets	$306,473	$311,631
Less accumulated depreciation	(145,867)	(90,295)
	$160,606	$221,336

Depreciation expense for the year ended June 30, 2003 and for the year ended June 30, 2002 was $55,572 and $58,475, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

During the year ended June 30, 2002, the Company determined that the value of two KDS machines in the California plant and one machine at the Delta B.C. facility, recorded as property, plant and equipment, had an impaired value of $150,000 each. The Company determined that these KDS machines were in excess of current plant requirements and reclassified these machines as inventory. The Company has changed its focus regarding these machines, which originally was to use them in the processing of an end-product, to the sale of KDS machines. In the second quarter of 2003, the Company's management changed the estimated value of these machines to a net realizable value of $50,000 each based on the final physical assessment of the machines upon arrival in Vancouver B.C., Canada. These machines needed substantially more reconditioning prior to sale or needed to be sold "as is" at a much lower price. Since the Company's inventory is recorded at the lower of cost or net realizable value, the write-down of these machines prior to their sale is included in other expenses. This treatment is consistent with the write-down of the same equipment in the prior year in an attempt to correctly value the machines for sale and for comparative purposes in connection to the transfer from plant to inventory classification. The Company also impaired all assets at its former facility in California. The Company recognized an aggregate impairment expense at June 30, 2003 and 2002, of $152,732 and $371,870, respectively.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2003	June 30, 2002
Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	266,224	250,000
	2,171,224	2,155,000
Less accumulated amortization	(846,597)	(702,930)
	$1,324,627	$1,452,070

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

Technology Licenses (continued)
Amortization expense for the years ended June 30, 2003 and the year ended June 30, 2002 was $143,667 and $143,667, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

The following is a summary of the costs of patents approved at the year ending June 30, 2003:

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2002	$250,000	$(94,340)	$155,660
2003 Activity	16,224	-	16,224
	$266,224	$(94,340)	$171,884

NOTE 5 - COMMON STOCK

During the year ended June 30, 2003, the Company issued from options: 1,529,489 shares of common stock as payment for consulting services with a fair market value of $96,825; 5,558,455 shares of common stock as compensation with a fair market value of $358,161; 975,000 shares of common stock for professional services with a fair market value of $48,800; and 1,298,000 common stock shares in payment of debt of $64,900; 400,000 common stock shares for prepaid rent in the amount of $20,000 and 166,667 shares of common stock for prepaid lease of equipment in the amount of $10,000; and 255,747 common stock shares for cash of $17,500.

In addition the Company issued 250,000 shares of common stock for cash of $12,500.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 Non-qualifying Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.075 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the year ended June 30, 2003, the Company granted 13,130,249 common stock options at the fair market value of the common stock at the date of grant. These options were granted for compensation, services and operating expenses at the average exercise price of $0.05.

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

The fair value of each option granted during fiscal 2003 and 2002 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 73%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the year ended June 30, 2003 in the amount of $56,870 was included in operating expense in the financial statements.

There is no express termination date for the options, authorized by the two plans, although the Board may vote to terminate either Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2003 Stock Option Plan	3,309,000	$0.05	3,143,197
Total	3,309,000		3,143,197

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at July 1, 2001	3,625,000	$0.11
Granted	10,505,000	0.09
Exercised	(11,480,000)	0.10
Options outstanding at June 30, 2002	2,650,000	$0.12
Option outstanding at July 1, 2002	2,650,000	$0.12
Cancelled	2,037,831	0.12
Granted	13,130,249	0.05
Exercised	(10,433,358)	0.06
Options outstanding and exercisable at June 30, 2003	3,309,000	$0.05
Weighted average fair value of options granted during the year ended June 30, 2003	$0.03

NOTE 7 - RELATED PARTIES

During the year ended June 30, 2003, the Company borrowed $54,176 from two of its officers and accrued $70,000 in wages for these same officers. Periodically, loans and accrued wages are repaid, at the Company's discretion, by the issuance of its common stock options under the current S-8 registered plan. During the year ended June 30, 2003, $170,000 of related party wages were paid with stock options. In addition the Company owes these two officers $40,276 for notes payable.

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $104,878 for notes payable. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties.

During the year ended June 30, 2002, the Company issued 6,650,000 common stock options to Company officers and employees at exercise prices ranging from $0.06 to $0.18 which were equal to the fair market value of the stock on the date of grant.

An officer of the Company was the former sole shareholder of VMH VideoMovieHouse.com Inc. ("VMH"), a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of First American Scientific Corp. In August 2002, the Company completed a spin-off of VMH which then became a separate reporting entity. See Note 11.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 7 - RELATED PARTIES (Continued)

Other related party transactions are described in Note 4.

NOTE 8 - NOTES PAYABLE

The Company borrowed $51,415 from private investors. During the year ended June 30, 2003, $45,000 in notes was repaid by the Company's issuance of its common stock and the balance was repaid in cash.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
On May 29, 2003, the Company signed a two-year lease to rent a test facility in Delta, British Columbia commencing on June 1, 2003. Upon inception of the lease, two years of rent were prepaid by the issuance of 240,000 shares of FASC stock.

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

NOTE 10 - JOINT VENTURES

Beau Pre Explorations Ltd.
In August 2000, the Company entered into a joint venture agreement with Beau Pre Explorations Ltd., a Canadian mining company, to process ore from Beau Pre's mine using a KDS machine. The KDS machine required modifications to increase the durability of the chain system to handle hard rock. The Company hired Robert Salter Ph.D. to develop a new impact system, which it could then protect with a new patent. When the modifications to the KDS machine were successful, implementation of the process commenced on Beau Pre's mineral mining claims on Valentine Mountain. The redesign and patent process was completed, with patent pending status obtained, in May 2001, and testing continued throughout the summer of 2001. The equipment was moved to a staging site near the Valentine Mountain mining site in 2002 to begin the final testing. The patent was allowed on September 4, 2003. The testing of various new beater bar alloys and coatings is continuing, and progress is being made, however, there is no certainty that commercially viable levels of production can be met. The Company's investment consists of one KDS machine contributed to the joint venture to process mineral and extract precious metal at the Valentine Mountain mine site

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

NOTE 10 - JOINT VENTURES (Continued)

AGES
In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called Alternative Green Energy Systems, Inc. "AGES" was incorporated to manage the agreement. Under the agreement, FASC retains ownership of all existing KDS technology and all new AGES developed intellectual property which will be licensed to AGES for use in its designated territories. The license agreement is conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES' second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.'s full investment had been received.

In February 2003, FASC deferred the payment terms of the agreement with AGES for one additional year, until February 21, 2004.

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to Atlantic Packaging Ltd. This trial period was extended for an additional three months. The contingent sale has not been recognized as the terms of the contract and have not been met at June 30, 2003.

VMH VideoMovieHouse.com Inc.
On June 11, 2001, the Company's board of directors recommended and approved a motion that the Company would spin off its subsidiary, VMH VideoMovieHouse.com Inc. ("VMH"), into its own separate fully reporting OTC publicly traded company. At that time, management under the discretion of the board of directors began the necessary actions to accomplish the spin-off in a timely manner.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

In August 2002, VMH finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2003

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

Costs associated with the spin-off VMH were accounted for in discontinued operations.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (Continued)

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows for the last two years:

	June 30, 2002	June 30, 2001
Net Sales	$286,869	$4,222
Loss Before Income Taxes	$(193,377)	$(23,151)
Income Tax Expense	-	-
Net Loss	$(193,377)	$(23,151)

The loss on distribution of subsidiary reflects expenses related to the distribution of the assets, common stock and certain expenses associated with establishing a capital structure of VMH.

The total assets of VideoMovieHouse.com Inc. at the date of distribution to the shareholders was $417,201 (the classes of assets are listed in the Notes to the Financial Statements). The net assets distributed was $191,501 after allowing for liabilities of $225,700 being allocated to the distributed subsidiary. VideoMovieHouse.com Inc. had equity of $523,827 prior to separation with $332,326 being allocated to deficits accumulated up to the period of separation, leaving net assets of $191,501. The above transaction summarizes the effect of the distribution of the subsidiary. The $332,326 accumulated deficit is the deficit of the subsidiary which is separated from the prior consolidated filing information. With the aforementioned spin-off accounting being consistent with the circumstances described and consistent with historically recorded costs and balances, the Company believes that its accounting for the separation of a subsidiary entity from its parent is consistent with generally accepted accounting principles and properly reported.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2003.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position

John Brian Nichols	66	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	52	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	61	Secretary and member of the Board of Directors

John Brian Nichols - President, Chief Executive Officer and a member of the Board of Directors.

Since April 2001, Mr. Nichols has been the President, Chief Executive Officer and a member of the Board of Directors. For the past 32 years, Mr. Nichols has been a self-employed producer and marketer of a live entertainment show and circus which plays in over in 260 cities annually in Canada and the United States.

Cal L. Kantonen - Chairman of the Board of Directors, Treasurer and Chief Financial Officer.

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

Audit Committee and Charter

We have an audit committee and audit committee charter. Our audit committee is comprised of all of our officers and directors. None of directors are deemed independent. All directors also hold positions as our officers. A copy of our audit committee charter is filed as an exhibit to this report. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. A copy of the code of ethics is filed as an exhibit to this report. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfulling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of our disclosure committee charter is filed with this report.

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, all officers, directors and owners of 10% or more of our outstanding shares have filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for each officer and director of the Company during the past three years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Brian Nichols President	2003 2002 2001	120,000 120,000 30,000	0 0 25,000	0 0 0	0 0 0	0 1,809,000 0	0 0 0	0 0 0

Cal Kantonen Treasurer	2003 2002 2001	120,000 120,000 82,000	0 0 50,000	0 0 0	0 0 0	0 1,500,000 0	0 0 0	0 0 0

David Gibson Secretary	2003 2002 2001	0 0 40,000	0 0 0	0 0 0	0 0 0	0 250,000 0	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2004, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen Brian Nichols	Treasurer and CFO President and CEO	2004 2004	$ 120,000 $ 120,000

Option/SAR Grants.

There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors, other than three incentive stock option plans. Under each Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to the Company.

The 2001 Plan registered 30,000,000 shares. All shares have been issued as a result of the exercise of options. No shares remain in the Plan.

The 2001A Plan registered 20,000,000 shares. All shares have been issued as a result of the exercise of options. No shares remain in the Plan.

The 2003 Plan registered 10,000,000 shares. 3,547,803 shares have been issued as a result of the exercise of options. 3,143,197 shares remain in the Plan.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2003 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2003
Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Yr	Exercise or Base Price	Expiration Date
Brian Nichols	3,217,000	46%	$0.05	Sept. 30, 2004
Cal Kantonen	2,218,000	32%	$0.05	Sept. 30, 2004

Aggregated Option/SAR Exercises and Fiscal 2003 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2003 by each of the named executive officers, and the fiscal 2003 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2003

and Option/SAR Values at June 30, 2003

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	1,909,000	Nil	1,809,000	nil	$6,250	nil
Cal Kantonen	1,309,000	Nil	1,500,000	nil	nil	nil

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

Compensation of Directors

The Company does not have any plans to pay its directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors.

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

Name of owner	Number of Shares	Position	Percent of Class
Brian Nichols	3,344,500	President, Principal Executive Officer and a Director	2.15%
Cal Kantonen	6,654,800	Chairman of Board of Directors, Treasurer and Principal Financial Officer	4.27%
David Gibson	450,000	Secretary and a Director	0.29%
All officers and directors as a group (3)	10,449,300		6.71%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2003, the Company borrowed $54,176 from Cal Kantonen and Brian Nichols, two of its officers and accrued $70,000 in wages for these same officers.

During the year ended June 30, 2003, $170,000 of related party wages were paid with stock options to Mr. Kantonen and Mr. Nichols. In addition the Company owes Mr. Kantonen, $17,142, and Mr. Nichols, $23,134 for notes payable.

At June 30, 2002, the Company owed Mr. Kantonen, $73,272 and Mr. Nichols, $78,921, its officers $140,000 for accrued salary and owes Mr. Kantonen, $3,272 and Mr. Nichols, $8,921 for notes payable.

During the year ended June 30, 2003, the Company issued stock options to acquire up to 6,634,650 shares of common stock to its officers and employees at exercise prices ranging from $0.06 to $0.08 which were equal to the fair market value of the stock on the date of grant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

No Form 8-Ks have been filed during the fourth quarter of 2003.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-27094, Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
3.1 3.2 4.1 28.1	Articles of Incorporation of First American Scientific Corporation. Bylaws of First American Scientific Corporation. Specimen Stock Certificate Consultant and Employee Stock Compensation Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-06851 on June 26, 1996. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	The 1996 Nonqualified Stock Option Plan.

The following documents are incorporated by reference from the Company's Form 10-KSB for the period ending June 30, 1997:

Exhibit No.	Description
3.3	Articles of Incorporation of 521345 B.C. Ltd.

The following documents are incorporated by reference from the Company's Form 10-KSB for the period ending June 30, 1998:

Exhibit No.	Description
3.4	Amended Articles of Incorporation.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-63041 on September 8, 1998. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	1998 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-86995 on September 13, 1999. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.11	1999 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-40234 on June 27, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
3.5 10.14	Amendment Articles of Incorporation as at June 12, 2000. 2001 Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB for the period ended June 30, 2000:

Exhibit No.	Description
10.15	Conditional Agreement with Henry Stritek

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-59926 on May 1, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.16	2001A Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB for the period ended June 30, 2002:

Exhibit No.	Description
10.17 10.18 10.19	Alliance between Honeywell Ltd. and the Company Agreement between Beau Pre Explorations Ltd. and the Company Agreement between The Rubber Black Corporation and the Company

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102560 on January 17, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	2003 Nonqualified Stock Option Plan.

The following exhibits are filed with this report:

14.1	Code of Ethics
23.1	Consent of Williams & Webster, P.S., independent certified public accountants.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Representative Agreement Between Environmental Management Systems Institute Inc. and the Company
99.2	Audit Committee Charter
99.3	Disclosure Committee Charter

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $32,400 for the fiscal year ended June 30, 2002 and approximately $52,400 for the fiscal year ended June 30, 2003 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2002 and June 30, 2003 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was paid approximately $3,800 any aggregate fees for the fiscal year 2003 for professional services rendered for tax compliance, tax advice and tax planning. This service was for the preparation of 2000 - 2002 Form 1120 for the Company's subsidiary.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2002 and June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of October, 2003.

FIRST AMERICAN SCIENTIFIC CORP. (the Registrant)
BY:	/s/ Brian Nichols John Brian Nichols, President, Principal Executive Officer and member of the Board of Directors

BY:	/s/ Calvin L. Kantonen Calvin L. Kantonen Treasurer, Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

SIGNATURES	TITLE	DATE

/s/ Brian Nichols John Brian Nichols	President, Principal Executive Officer and member of the Board of Directors	10/06/2003

/s/ Calvin L. Kantonen Calvin L. Kantonen	Treasurer, Principal Financial Officer and Chairman of the Board of Directors	10/06/2003

________________________ David Gibson	Secretary and member of the Board of Directors	10/___/2003