Form 10KSB/A
period 2003-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-10-29
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A-1
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

The Company's President and Chief Executive Officer, Mr. Nichols, and Chief Financial Officer and Treasurer, Mr. Kantonen are employed full time. Mr. Nichols oversees marketing, research and development and plant operations. Mr. Kantonen oversees all financial reporting and legal and regulatory matters.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102560 on January 17, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	2003 Nonqualified Stock Option Plan.

The following exhibits are filed with this report:

14.1*	Code of Ethics
23.1*	Consent of Williams & Webster, P.S., independent certified public accountants.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1*	Representative Agreement Between Environmental Management Systems Institute Inc. and the Company
99.2*	Audit Committee Charter
99.3*	Disclosure Committee Charter

* previously filed

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of October, 2003.

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

SIGNATURES	TITLE	DATE

/s/ Brian Nichols John Brian Nichols	President, Principal Executive Officer and member of the Board of Directors	10/28/2003

/s/ Calvin L. Kantonen Calvin L. Kantonen	Treasurer, Principal Financial Officer and Chairman of the Board of Directors	10/28/2003

/s/ David Gibson David Gibson	Secretary and member of the Board of Directors	10/28/2003