Form 10QSB
period 2003-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2003-11-13
CIK 1002822

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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
Yes [ x ] No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003: 155,809,976

==================================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of September 30, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders's equity, and cash flows for the three months ended September 30, 2003 and 2002. All information included in these consolidated financial statements is the representation of the management of First American Scientific Corp.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated July 11, 2002, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $10,557,846 at September 30, 2003 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
November 11, 2003

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2003	2003
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$17,709	$64,762
Accounts receivable, net of allowance	718	3,019
Sales tax refunds	49,299	24,876
Prepaid expenses and other assets	23,750	23,597
Inventory	190,442	190,442
TOTAL CURRENT ASSETS	281,918	306,696
PROPERTY AND EQUIPMENT
Property and equipment	306,473	306,473
Less: Accumulated depreciation	(155,917)	(145,867)
TOTAL PROPERTY AND EQUIPMENT	150,556	160,606
OTHER ASSETS
Technology rights, net of amortization	1,120,992	1,152,743
Patents and manufacturing rights, net of amortization	151,223	171,884
Research and development refund receivables	83,085	83,085
Deposits	166	166
TOTAL OTHER ASSETS	1,355,466	1,407,878
TOTAL ASSETS	$1,787,940	$1,875,180

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$281,156	$178,315
TOTAL CURRENT LIABILITIES	281,156	178,315
LONG-TERM LIABILITIES
Notes and wages payable to related parties	207,326	110,276
TOTAL LONG-TERM LIABILITIES	207,326	110,276

COMMITMENTS AND CONTINGENCIES	-	-

MINORITY INTEREST IN SUBSIDIARY	168,298	225,116

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized;155,809,976 and 152,646,376
shares issued and outstanding, respectively	155,810	152,646
Additional paid-in capital	11,355,260	11,200,120
Stock options	204,831	204,831
Accumulated deficit	(10,577,846)	(10,190,326)
Accumulated other comprehensive loss	(6,895)	(5,798)
TOTAL STOCKHOLDERS' EQUITY	1,131,160	1,361,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,787,940	$1,875,180

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended
		September 30,
		2002		2002
		(unaudited)		(unaudited)
REVENUES		$13,653		$5,962
COST OF SALES		-		-
GROSS PROFIT		13,653		5,962
OPERATING EXPENSES
Amortization and depreciation		62,462		54,077
Professional services		18,288		86,450
Wages		211,778		133,197
Research and development		24,044		10,109
General and administration		141,419		104,919
Total Operating Expenses		457,991		388,752

LOSS FROM CONTINUING OPERATIONS		(444,338)		(382,790)
LOSS FROM DISTRIBUTED SUBSIDIARY		-		(76,882)
LOSS BEFORE INCOME TAXES		(444,338)		(459,672)
INCOME TAXES		-		-
NET LOSS BEFORE ALLOCATION TO MINORITY
INTEREST		(444,338)		(459,672)
ALLOCATION OF LOSS TO MINORITY INTEREST		56,818		51,240

NET LOSS		(387,520)		(408,432)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,097)		7,672

COMPREHENSIVE NET LOSS		$(388,617)		$(400,760)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		154,943,310		144,429,101

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
	Common Stock		Additional Paid-in	Stock	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity
Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444

Distribution to shareholders of
VideoMovieHouse.com Inc., a former
wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	56,870	-	-	56,870
Common stock issued for cash at
$0.06 per share	505,747	506	29,494	-	-	-	30,000
Common stock issued for consulting
services at $0.06 per share	1,529,489	1,529	95,296	-	-	-	96,825
Common stock issued as
compensation at $0.06 per share	5,558,455	5,558	352,603	(47,819)	-	-	310,342
Common stock issued for legal fees at
$0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for professional
services at $0.05 per share	225,000	225	10,825	-	-	-	11,050
Common stock issued for prepaid rent
at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for prepaid
lease at $0.06 per share	166,667	167	9,833	-	-	-	10,000
Common stock issued for debt at
$0.05 per share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation gain	-	-	-	-	-	4,045	4,045
Net loss for the year ended June 30,
2003	-	-	-	-	(1,371,252)	-	(1,371,252)
Balance, June 30, 2003	152,646,376	152,646	11,200,120	204,831	(10,190,326)	(5,798)	1,361,473
Common stock issued for services at
$0.04 per share	260,000	260	11,080	-	-	-	11,340
Common stock issued as
compensations at $0.05 per share	2,363,600	2,364	117,600	-	-	-	119,964
Common stock issued for rent expense
at $0.05 per share	240,000	240	11,760	-	-	-	12,000
Common stock issued in payment of
financing expense at $0.05 per share	300,000	300	14,700	-	-	-	15,000
Foreign currency translation gain	-	-	-	-	-	(1,097)	(1,097)
Net loss for the three months ended
September 30, 2003 (unaudited)	-	-	-	-	(387,520)	-	(387,520)
Balance, September 30, 2003 (unaudited)	155,809,976	$155,810	$11,355,260	$204,831	$(10,577,846)	$(6,895)	$1,131,160

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	September 30,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(387,520)	$(408,432)
Discontinued operations	-	76,882
Loss allocated to minority interest	(56,818)	(51,240)
Depreciation and amortization	62,462	54,077
Stock issued for compensation	118,180	-
Stock issued for expenses	27,000
Stock issued for services	11,340	97,102
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	2,301	(41,501)
Decrease (increase) in taxes and tax credits	(24,423)	27,541
Decrease (increase) in deposits and prepaid expenses	(153)	3,750
(Decrease) increase in accounts payable	102,841	6,669
(Decrease) increase in accounts payable, related party	53,623	75,420
Net cash (used) in operating activities	(91,167)	(159,732)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Investment in discontinued operations	-	14,143
Net cash provided by investing activities	-	14,143
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Notes payable, related parties	43,882	25,183
Proceeds from borrowing	-	31,415
Repayment of borrowing, related party	-	(13,900)
Net cash provided by financing activities	43,882	42,698
NET INCREASE (DECREASE) IN CASH	(47,285)	(102,891)
Other comprehensive income (loss)	202	(6,171)
CASH - Beginning of year	64,792	126,144
CASH - End of period	$17,709	$17,082
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense	$-	$-
Income Taxes	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$118,180	$97,102
Common stock issued for accrued compensation		140,000
Distribution of assets in spin-off wholly owned subsidiary	$-	$191,501
Common stock issued for expenses	$27,000	$-

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., (hereinafter "VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. (See Note 7.) VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin-off VMH into its own separate entity, which became a fully reporting OTC publicly traded company in August 2002. See Note 11.

The Company formed First American Power Corp., formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to FASC and, when feasible, to operate a profitable production facility in Canada.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 40% of AGES and has management control of AGES. William E. Barber and Hydro Quebec Capitech Inc. own 60% of AGES. The Company reports financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. See Note 10.

The Company's year-end is June 30th.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FASC is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (hereinafter "SFAS No. 144"). SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001. The Company believes the adoption of SFAS No. 144 did not have a material impact on the financial statements of the Company at September 30, 2003.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,577,846 through September 30, 2003. The Company recorded limited sales during the three months ended September 30, 2003, and also generated a net loss of $387,520. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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
September 30, 2003

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

At September 30, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
FASC owns 40% of the outstanding shares of AGES, as well ownership of all AGES technology. AGES' license to use the technology is conditional upon it meeting certain conditions. As of September 30, 2003, these conditions have not been met and until such time as AGES meets its obligations and perfects its license to use FASC's technology, FASC is deemed to be in a position of control and AGES will be treated as a majority owned subsidiary of FASC with its financial statements consolidated with FASC.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
At September 30, 2003, minority shareholders held an approximately 60% interest in AGES. The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

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

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account (which had no balance September 30, 2003) is not insured.

Restatement and Reclassification
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At September 30, 2003, the Company had net deferred tax assets of approximately $3,570,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at September 30, 2003. The significant components of the deferred tax asset at September 30, 2003 and June 30, 2003 were as follows:

	September 30, 2003	June 30, 2003
Net operating loss carryforward	$10,500,000	$10,000,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2004	$-
For the year ended June 30, 2003		$56,780

Deferred tax asset	$3,570,000	$3,400,000
Deferred tax asset valuation allowance	$(3,570,000)	$(3,400,000)

At September 30, 2003, the Company has net operating loss carryforwards of approximately $10,500,000, which expire in the years 2015 through 2023. The Company recognized approximately $56,870 of losses from issuance of stock options for services in fiscal 2003, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. There were no losses recognized from the issuance of stock options for the three months ended September 30, 2003.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At September 30, 2003, the accrued amount is approximately $8,400.

Segment Information
The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (hereinafter "SFAS No. 131") during the second quarter of 1999. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available, evaluated regularly by the chief operating decision makers, or a decision making group, in deciding how to allocate resources and in assessing performance. At August 2002, because of the spin-off of VMH, the Company no longer has more than one operating segment.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At September 30, 2003, accounts receivable were $120,511 with an allowance for doubtful accounts of $119,793.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment.

During the three months ended September 30, 2003, the Company had $13,653 in service revenue.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

Inventory
Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.

The components of inventory are as follows:

	September 30, 2003	June 30, 2003

Finished goods -3 machines	$190,422	$190,422
	-
	$190,442	$190,442

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (continued)
During the year ended June 30, 2003, the Company determined that the value of the three used KDS machines should be further reduced to $50,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3. There were no further impairments for the three months ended September 30, 2003.

Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company determined that there was no impact to the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

SFAS No. 146 was issued in June 2002, and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13 and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (hereinafter "SFAS No. 144"), "Accounting for the Impairment of Long-Lived Assets," which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a "component of an entity" (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

The Company adopted SFAS No. 144 effective August 1, 2001. Consequently, the operating results of VMH, which was spun off in 2002, are included in discontinued operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (continued)
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at September 30, 2003.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the three months ended September 30, 2003 or the fiscal year ended June 30, 2003, as the Company does not have recorded assets with indeterminate lives.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2003	June 30, 2003
Kinetic disintegration equipment (KDS)	$240,865	$240,865
Plant assets and equipment	24,359	24,359
Office equipment	41,249	41,249

Total assets	$306,473	$311,631
Less accumulated depreciation	(155,917)	(145,867)
	$150,556	$160,606

Depreciation expense for the three months ended September 30, 2003 and the year ended June 30, 2003 was $10,050 and $55,572, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In the second quarter of 2003, the Company's management changed the estimated value of three machines to a net realizable value of $50,000 each based on the final physical assessment of the machines upon arrival in Vancouver British Columbia, Canada. These machines needed substantially more reconditioning prior to sale or needed to be sold "as is" at a much lower price. Since the Company's inventory is recorded at the lower of cost or net realizable value, the write-down of these machines prior to their sale is included in other expenses. This treatment is consistent with the write-down of the same equipment in the prior year in an attempt to correctly value the machines for sale and for comparative purposes in connection to the transfer from plant to inventory classification. The Company recognized an impairment expense at June 30, 2003 of $152,732.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

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

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine ("KDS Machine"), whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS Machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company's stock at a deemed value of $0.25 per share issued on December 1, 1999.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	September 30, 2003	June 30, 2003
Technology license and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	266,224	266,224
	2,171,224	2,171,224
Less accumulated amortization	(899,009)	(846,597)
	$1,272,215	$1,324,627

Amortization expense for the three months ended September 30, 2003 and the year ended June 30, 2003 was $52,412 and $143,667, respectively.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

Technology Licenses (continued)
The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

The following is a summary of the costs of patents approved at the three months ended September 30, 2003 and the year ending June 30, 2003:

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2002	$250,000	$(94,340)	$155,660
2003 Activity	16,224	-	16,224
Balance, June 30, 2003	266,224	(94,340)	171,884
Fiscal 2004 Activity	-	(20,661)	(20,661)
Balance, September 30, 2003	$266,224	$115,001	$151,223

NOTE 5 - COMMON STOCK

During the three months ended September 30, 2003, the Company issued from S-8 options: 260,000 shares of common stock as payment for services with a fair market value of $11,340; 2,363,600 shares of common stock for compensation with a fair market value of $119,964; 240,000 shares of common stock in payment of rent with a fair market value of $12,000 and 300,000 shares of common stock in payment of financing expenses of $15,000.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2003 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.075 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended September 30, 2003, the Company granted 3,663,600 options which were immediately exercised.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 6 - STOCK OPTIONS (continued)

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

There is no express termination date for the options, authorized by the two plans, although the Board may vote to terminate either Plan. The exercise price of the options will be determined at the date of grant. The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	2,559,000	$0.05	229,597

Total	2,559,000		229,597

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Option outstanding at July 1, 2002	2,650,000	$0.12
Cancelled	2,037,891	0.12
Granted	13,130,249	0.05
Exercised	(10,433,358)	0.06
Options outstanding and exercisable at June 30, 2003	3,309,000	$0.05

Options outstanding at July 1, 2003	3,309,000	0.05
Granted	3,663,000	0.05
Exercised	(3,663,000)	0.05
Expired	(750,000)	0.27
Options outstanding and exercisable at September 30, 2003	2,559,000	0.05

Weighted average fair value of options granted during the three months ended September 30, 2003	$0.00

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 7 - RELATED PARTIES (Continued)

An officer of the Company was the former sole shareholder of VMH, a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of FASC. In August 2002, the Company completed a spin-off of VMH, which then became a separate reporting entity. See Note 11.

Other related party transactions are described in Note 4.

NOTE 8 - NOTES PAYABLE

The Company borrowed $51,415 from a private investor. During the year ended June 30, 2003, $45,000 in notes was repaid by the Company's issuance of its common stock and the balance was repaid in cash.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 10 - JOINT VENTURES (Continued)

AGES
In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement. Under the agreement, FASC retains ownership of all existing KDS technology and all new AGES developed intellectual property which will be licensed to AGES for use in its designated territories. The license agreement is conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES' second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $ 1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.'s full investment had been received.

In February 2003, FASC deferred the payment terms of the agreement with AGES for one additional year, until February 21, 2004.

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to Atlantic Packaging Ltd. This trial period was extended for an additional three months. The contingent sale has not been recognized as the terms of the contract have not been met at September 30, 2003.

VMH VideoMovieHouse.com Inc
On June 11, 2001, the Company's board of directors recommended and approved a motion that the Company would spin off its subsidiary, VMH, into its own separate fully reporting OTC publicly traded company. At that time, management under the discretion of the board of directors began the necessary actions to accomplish the spin-off in a timely manner.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM, INC.

In August 2002, VMH finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2003

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (Continued)

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

Costs associated with the spin-off of VMH were accounted for in discontinued operations.

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
September 30, 2003

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM, INC. (continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company and are now entering our marketing phase. We are the owner of the KDS disintegration technology, which is patented in the USA, Canada, the UK, Europe, Mexico, Australia, and New Zealand. In addition to the core device patent, two new process patents, one for the cryogenic freezing and shattering scrap rubber and one for extraction of precious metals from hard rock using our equipment have been allowed. Patents will be issued shortly. One other patent application for drying and recovery of fuel and clay from biomass using our equipment has been submitted and is pending status.

On September 30, 2003 we had current assets of $ 281,918 and current liabilities of $281,156 compared to June 30, 2003, when we had current assets of $306,696 and current liabilities of $178,315, Our working capital ratio on September 30, 2003 was 1: 1 down from June 30, 2003 when it was 1.72:1. This change was due to a debt being classified as current in the three months ended September 30, 2003. Cash on hand as of September 30, 2003 was $ 17,709, down from June 30, 2003 when it was $64,762.

We believe that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006.

Last year AGES received an equity investment from HydroQuebec Capitech Inc. for research in processing biomass and pulp sludge. FASC did not receive any direct cash proceeds from this equity investment, however, the investment allows AGES to continue its research and we receive all research benefits done by AGES. The resultant improvements to the KDS technology belong to FASC. AGES also uses the research and technology without further charge pursuant to the AGES licensing agreement.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operations for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operations should sufficient sales and receipt of receivables not materialize. In the short term, some relief has come from loans from our officers and by the deferment of payment of officers' salaries. This cannot be expected to continue indefinitely and we must achieve sales in order to continue to operate at current levels. To continue operations at the current levels for the next year, the Company will need approximately $ 950,000 in additional funds. Management's expectation is that those funds will come from a combination of government grants and refunds totalling $ 200,000, collection of accounts receivable from AGES of $ 100,000, sales of equipment now in inventory of $500,000, and the balance of approximately $150,000 will be provided by loans from officers or the issuances of stock to accredited investors for cash should new sales not materialize.

As of September 30, 2003, there were 155,809,976 shares issued and outstanding.

Results of Operations - Quarter ending September 30, 2003 compared to Quarter ending September 30, 2002

Revenue for the quarter ended September 30, 2003 was $ 13,653 compared to $ 5,962 for the same period last year. This year's revenue included fees for processing and sampling various materials. No machines were sold this quarter,

Losses for the quarter ended September 30, 2003 were $ 388,617 compared to $ 400,760 for the quarter ended September 30, 2002. Losses continue as a result of operational expenses incurred without revenues being generated from the sale of machines. The losses will continue until such time as at least two machines are sold every twelve months.

We continue to focus on improving the KDS equipment's processing capacity and commercial viability for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate much needed sales. AGES research has produced good results in processing biomass and pulp sludge. Our equipment has been installed at a pulp mill in Ontario, Canada for live on-line trials. Based on successful trials, the pulp mill's management has indicated they may purchase several machines for their operations in Western Canada, however, we have no agreement with the pulp mill to acquire any of our equipment and there is no assurance whatsoever that the pulp mill will ever purchase such equipment from us.

Research and testing of animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass continues. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment. Last year, we were awarded a research grant by the US Department of Energy, the "Small Business Technology Transfer (STTR) - Phase I Award" The agreed funding amount of $ 84,000 will be used to further our work improving the drying and grinding efficiencies of our KDS equipment. Our research to be conducted over a nine month period will take place at Oak Ridge National Laboratory in Tennessee.

In September 2003, we were awarded a research grant of $ 15,000 Cdn from the National Research Council of Canada to initiate further testing to improve abrasion characteristic of the KDS system when processing hard materials. Research will be carried out at the University of BC in Vancouver. Results of this work will be incorporated into equipment to be used for processing mineral rock in conjunction with our proposed joint venture with Beaupre Explorations Ltd.

Last year, we signed an agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent us in developing a market for our KDS equipment in Japan. In January 2003, we hosted a delegation of five Japanese companies who have expressed interest in licensing our technology in Japan. EMSI has identified several qualified parties and are hopeful that this will lead to an agreement. In December 2003, we have a trip scheduled to Japan when we hope to see some significant results.

We continue to believe that our technology is unique and has potential in the waste management industry. We also have proven its value as an EPA designated "pesticide device" and that our process is also capable of killing most pathogens and coliforms contained in animal wastes. We have also determined that the equipment is generally not going to be used as a stand-alone system. Therefore, are developing relationships with suppliers of ancillary equipment, such as pelletizers, heat log manufacturers, product handling equipment suppliers, boiler and generator manufacturers, etc, with the view to offering our equipment as part of an integrated turnkey system designed to fulfill a specific need. We hope this will expand our exposure to a wider market and generate sales.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative and rent a sales offices and demonstration facility in Delta, British Columbia. AGES rents office space in Montreal, Quebec.

Trends

Sales efforts are ongoing with four major projects in the final stage of negotiation, however, as of the date of this report we have no firm contracts to purchase any machines. Based upon the sale of four machines over a one year period, we can expect $ 1,000,000 sales in 2004.

Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At September 30, 2003, the Company determined that there was no impact to the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

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

Item 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

Within the 90 days prior to the date of this report on Form 10-KSB, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls), and our "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of our management, including our chief executive officer (CEO) and chief financial officer (CFO). Our CEO performs the same functions as a principal executive officer and our CFO performs the same functions as a principal financial officer. Rules adopted by the SEC require that in this section of the quarterly report we present the conclusions of our CEO and our CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO certifications

Appearing immediately following the signatures section of this report there are two separate forms of "Certifications" of the CEO and the CFO. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications.

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

PART II.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit No.	Document
	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended
	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 2003.

FIRST AMERICAN SCIENTIFIC CORPORATION (Registrant)
By:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors
By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Treasurer, Principal Financial Officer, and Chairman of the Board Of Directors