Form 10QSB
period 2003-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2004-02-19
CIK 1002822

==================================================================================

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA	88-0338315
(State of other jurisdiction of incorporation or organization)	(IRS Employer IdentificationNumber)

100 Park Royal South
Suite 811
Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices)

(604) 913-9035
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of DECEMBER 31, 2003: 158,589,976

==================================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors
First American Scientific Corp.
Vancouver, BC

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of December 31, 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the six months ended December 31, 2003 and 2002. All information included in these consolidated financial statements is the representation of the management of First American Scientific Corp.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of $10,807,014 at December 31, 2003 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 11, 2004

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2003	June 30,
ASSETS	(Unaudited)	2003
CURRENT ASSETS
Cash	$37,220	$64,762
Accounts receivable, net of allowance	9,797	3,019
Sales tax refunds	-	24,876
Prepaid expenses and other assets	20,769	23,597
Inventory	190,442	190,442
TOTAL CURRENT ASSETS	258,228	306,696
PROPERTY AND EQUIPMENT
Property and equipment	306,473	306,473
Less: Accumulated depreciation	(168,409)	(145,867)
TOTAL PROPERTY AND EQUIPMENT	138,064	160,606
OTHER ASSETS
Technology rights, net of amortization	1,089,242	1,152,743
Patents and manufacturing rights, net of amortization	163,010	171,884
Research and development refund receivables	91,974	83,085
Deposits	-	166
TOTAL OTHER ASSETS	1,344,226	1,407,878
TOTAL ASSETS	$1,740,518	$1,875,180
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$181,776	$178,315
TOTAL CURRENT LIABILITIES	181,776	178,315
LONG-TERM LIABILITIES
Notes and wages payable to related parties	353,337	110,276
TOTAL LONG-TERM LIABILITIES	353,337	110,276
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST IN SUBSIDIARY	132,413	225,116
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 158,589,976 and
152,646,376 shares issued and outstanding, respectively	158,590	152,646
Additional paid-in capital	11,491,220	11,200,120
Stock options	238,431	204,831
Accumulated deficit	(10,807,014)	(10,190,326)
Accumulated other comprehensive loss	(8,235)	(5,798)
TOTAL STOCKHOLDERS' EQUITY	1,072,992	1,361,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,740,518	$1,875,180

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended				Six Months Ended
		December 31,				December 31,
		2003		2002		2003		2002
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$61,210		$172,867		$74,863		$178,829
COST OF SALES		-		150,000		-		150,000
GROSS PROFIT		61,210		22,867		74,863		28,829
OPERATING EXPENSES
Advertising		573		12,096		573		12,096
Amortization and depreciation		40,983		49,766		94,917		103,843
Professional services		62,030		11,237		80,318		97,687
Wages		146,511		124,724		358,289		257,921
Research and development		35,366		45,823		59,410		55,932
General and administration		40,800		75,802		190,747		180,721
Total Operating Expenses		326,263		319,448		784,254		708,200
OTHER INCOME (EXPENSE)
Impairment of inventory		-		(150,000)		-		(150,000)

LOSS FROM CONTINUING OPERATIONS		(265,053)		(446,581)		(709,391)		(829,371)

LOSS FROM DISTRIBUTED SUBSIDIARY		-		-		-		(76,882)

LOSS BEFORE INCOME TAXES		(265,053)		(446,581)		(709,391)		(906,253)

INCOME TAXES		-		-		-		-

NET LOSS BEFORE ALLOCATION TO
MINORITY INTEREST		(265,053)		(446,581)		(709,391)		(906,253)

ALLOCATION OF LOSS TO MINORITY
INTEREST		35,885		34,012		92,703		85,252

NET LOSS		(229,168)		(412,569)		(616,688)		(821,001)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(1,340)		(1,720)		(2,437)		5,952

COMPREHENSIVE NET LOSS		$(230,508)		$(414,289)		$(619,125)		$(815,049)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		156,331,643		146,043,899		156,853,309		145,236,500

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

						Accumulated
						Other
						Comprehen-
			Additional			sive	Total
	Common Stock		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Options	Deficit	(Loss)	Equity

Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444
Distribution to shareholders of
VideoMovieHouse.com Inc., former
wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	56,870	-	-	56,870
Common stock issued for cash at $0.06 per
share	505,747	506	29,494	-	-	-	30,000
Common stock issued for consulting services
at $0.06 per share	1,529,489	1,529	95,296	-	-	-	96,825
Common stock issued as compensation at
$0.06 per share	5,558,455	5,558	352,603	(47,819)	-	-	310,342
Common stock issued for legal fees
at $0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for professional
services at $0.05 per share	225,000	225	10,825	-	-	-	11,050
Common stock issued for prepaid rent
at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for prepaid lease
at $0.06 per share	166,667	167	9,833	-	-	-	10,000
Common stock issued for debt at $0.05 per
share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation gain	-	-	-	-	-	4,045	4,045
Net loss for the year ended June 30, 2003	-	-	-	-	(1,371,252)	-	(1,371,252)
Balance, June 30, 2003	152,646,376	152,646	11,200,120	204,831	(10,190,326)	(5,798)	1,361,473
Common stock issued for services
at $0.04 per share	260,000	260	11,080	-	-	-	11,340
Common stock issued for services
at $0.048 per share	130,000	130	6,110				6,240
Common stock issued for services
at $0.05 per share	1,850,000	1,850	90,650				92,500
Common stock issued as compensation
at $0.05 per share	3,163,600	3,164	156,800	-	-	-	159,964
Common stock issued for rent expense
at $0.05 per share	240,000	240	11,760	-	-	-	12,000
Common stock issued in payment of
financing expense at $0.05 per share	300,000	300	14,700	-	-	-	15,000

Options issued for expenses, compensation
& consulting	-	-	-	33,600	-	-	33,600

Foreign currency translation loss	-	-	-	-	-	(2,437)	(2,437)

Net loss for the six months ended
December 31, 2003 (unaudited)	-	-	-	-	(616,688)	-	(616,688)

Balance, December 31, 2003 (unaudited)	158,589,976	$158,590	$11,491,220	$238,431	$(10,807,014)	$(8,235)	$1,072,992

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	December 31,
	2003	2002
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(616,688)	$(821,001)
Discontinued operations	-	(76,882)
Loss allocated to minority interest	(92,703)	85,252
	(709,391)	(812,631)
Depreciation and amortization	94,917	101,264
Stock issued for services and compensation	159,964	109,140
Stock issued for expenses	27,000	-
Stock issued for services	110,080	111,152
Options issued for compensation	33,600	13,000
Adjustments to reconcile net loss to net cash
used by operations:
Impairment of inventory	-	150,000
Decrease (increase) in accounts receivable	(6,778)	(5,861)
Decrease (increase) in taxes and tax credits	(34,750)	14,560
Decrease (increase) in inventory	-	150,000
Decrease (increase) in deposits and prepaid expenses	2,994	7,501
(Decrease) increase in accounts payable	3,461	76,723
(Decrease) increase in wages payable, related party	165,600	7,808
Net cash (used) in operating activities	(153,303)	(77,344)
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
Cash provided by minority interest	-	102,281
Investment in discontinued operations	-	(83,189)
Net cash provided by investing activities	-	19,092
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Notes payable, related parties	128,198	-
Proceeds from borrowing	-	83,835
Repayment of borrowing, related party	-	(13,900)
Net cash provided by financing activities	128,198	69,935
NET INCREASE (DECREASE) IN CASH	(25,105)	11,683
Other comprehensive income (loss)	(2,437)	-
CASH - Beginning of year	64,762	126,144
CASH - End of period	$37,220	$137,827
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense Paid	$-	$-
Income Taxes Paid	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$159,964	$109,140
Common stock issued for services	$110,080	$111,152
Distribution of assets in spin-off	$-	$191,501
Stock issued for debt	$-	$25,000
Stock issued for account payable	$-	$7,000
Options issued for service & compensation	$33,600	$13,000
Stock issued for accrued compensation	$-	$140,000
Stock issued for expenses	$27,000	$-

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,807,014 through December 31, 2003 and has limited cash resources. The Company recorded limited sales during the six months ended December 31, 2003, and also generated a net loss of $616,688. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

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

At December 31, 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Loss Per Share
 In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
 FASC owns 40% of the outstanding shares of AGES, as well ownership of all AGES technology. AGES's license to use the technology is conditional upon it meeting certain conditions.  As of December 31, 2003, these conditions have not been met and until such time as AGES meets its obligations and perfects its license to use FASC's technology, FASC is deemed to be in a position of control and AGES will be treated as a majority owned subsidiary of FASC with its financial statements consolidated with FASC.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
 At December 31, 2003, minority shareholders held a 60% interest in AGES. The related minority interest is shown on the accompanying balance sheet. FASC has financial and management control of AGES. See Note 10.

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

Concentration of Risk
 The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account which had a balance of $11,662 at December 31, 2003 is not insured.

Restatement and Reclassification
 Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

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

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At December 31, 2003, the Company had net deferred tax assets of approximately $2,278,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2003. The prior period has been restated to reflect a change in management's extimate. The change in the deferred tax asset valuation allowance from June 30, 2003 to December 31, 2003 was $102,000.

The significant components of the deferred tax asset at December 31, 2003 and June 30, 2003 were as follows:

	December 31,
	2003	June 30, 2003
Net operating loss carryforward	$6,700,000	$6,400,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2004	$112,300	-
For the year ended June 30, 2003	-	$203,000
Deferred tax asset	$2,278,000	$2,176,000
Deferred tax asset valuation allowance	$(2,278,000)	$(2,176,000)

At December 31, 2003, the Company has net operating loss carryforwards of approximately $67,000, which expire in the years 2015 through 2023. The Company recognized approximately $103,200 of expenses from issuance of stock options for services in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. There was approximately $9,100 of expenses recognized from the issuance of stock options for the six months ended December 31, 2003.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

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

Compensated Absences
 Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At December 31, 2003, the accrued amount is approximately $14,300.

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

Accounts Receivable
 The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At December 31, 2003, accounts receivable were $129,510 with an allowance for doubtful accounts of $119,713.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During the six months ended December 31, 2003, the Company had $74,863 in service revenue.

During the year ended June 30, 2003 the Company sold three used KDS machines for $178,000 plus tax. These machines were all delivered and paid for at June 30, 2003. The receivable from one sale recorded in the year ended June 30, 2002 has been fully reserved at June 30, 2003.

Reimbursements for Research and Development
 The Canadian Government offers incentives to taxpayers carrying out scientific research and experimental development. The Canadian Government encourages Canadian companies to investigate ways of providing better products and better processing using advanced technologies. A 35% research and development reimbursable credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES prepared the forms and submitted to Revenue Canada for its reimbursement of $83,085 for the year ended June 30, 2002. The research and development expenses attributed to this reimbursement are included in the Company's net loss for the U.S. income tax calculation. Payment of this credit was expected before June 30, 2003, however it was not received. Subsequent to December 31, 2003, the Company received reimbursement of $82,840 for the year ended June 30, 2002.

AGES has prepared the forms and submitted to Revenue Canada for its reimbursement of $91,974 for the year ended June 30, 2003. The research and development expenses attributed to this reimbursement are included in the Company's net loss for the U.S. income tax calculation. The Company has classified this reimbursable credit as other assets on its balance sheet.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of inventory are as follows:

	December 31,	June 30,
	2003	2003

Finished goods (3 machines)	$190,422	$190,422
	$190,442	$190,442

During the year ended June 30, 2003, the Company determined that the value of the three used KDS machines should be further reduced to $50,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3. There were no further impairments for the six months ended December 31, 2003.

Recent Accounting Pronouncements
 In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. At December 31, 2003, the Company determined that there was no impact to the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 has not impacted the financial position or results of operations of the Company.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
 Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2003 presentation. See Note 11.

NOTE 3 - PROPERTY AND EQUIPMENT

AAccounting Pronouncements
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company at December 31, 2003.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

The following is a summary of property, equipment, and accumulated depreciation:

	December 31,	June 30,
	2003	2003
Kinetic disintegration equipment (KDS)	$240,865	$240,865
Plant assets and equipment	24,359	24,359
Office equipment	41,249	41,249
Total assets	306,473	306,473
Less accumulated depreciation	(168,409)	(145,867)
	$138,064	$160,606

Depreciation expense for the six months ended December 31, 2003 and the year ended June 30, 2003 was $22,542 and $55,572, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In the second quarter of 2003, the Company's management changed the estimated value of three machines to a net realizable value of $50,000 each based on the final physical assessment of the machines upon arrival in Vancouver, British Columbia. These machines needed substantially more reconditioning prior to sale or needed to be sold "as is" at a much lower price. Since the Company's inventory is recorded at the lower of cost or net realizable value, the write-down of these machines prior to their sale was included in other expenses. This treatment is consistent with the write-down of the same equipment in the prior year in an attempt to correctly value the machines for sale and for comparative purposes in connection to the transfer from plant to inventory classification. The Company recognized an impairment expense at June 30, 2003 of $152,732.

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Accounting Pronouncements
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the six months ended December 31, 2003 or the fiscal year ended June 30, 2003, as the Company does not have recorded assets with indeterminate lives.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

	December 31,	June 30,
	2003	2003
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	266,224	266,224
	2,171,224	2,171,224
Less accumulated amortization	(918,972)	(846,597)
	$1,252,252	$1,324,627

Amortization expense for the six months ended December 31, 2003 and the year ended June 30, 2003 was $72,375 and $143,667, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

The following is a summary of the costs of patents approved at the six months ended December 31, 2003 and the year ending June 30, 2003:

	Cost	Accumulated Amortization	Net Amount
Balance, June 30, 2002	$250,000	$(94,340)	$155,660
2003 Activity	16,224	-	-
Balance, June 30, 2003	266,224	(94,340)	171,884
Fiscal 2004 Activity	-	(8,874)	(8,874)
Balance, December 31, 2003	$266,224	$(103,214)	$163,010

NOTE 5 - COMMON STOCK

Accounting Pronouncements
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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 5 - COMMON STOCK (Continued)

During the six months ended December 31, 2003, the Company issued stock upon the exercise of options as follows: 2,240,000 shares of common stock as payment for services with a fair market value of $110,080; 3,163,600 shares of common stock for compensation with a fair market value of $159,964; 240,000 shares of common stock in payment of rent with a fair market value of $12,000 and 300,000 shares of common stock in payment of financing expenses of $15,000.

During the year ended June 30, 2003, the Company issued stock upon the exercise of options as follows: 1,529,489 shares of common stock as payment for consulting services with a fair market value of $96,825; 5,558,455 shares of common stock as compensation with a fair market value of $358,161; 975,000 shares of common stock for professional services with a fair market value of $48,800; and 1,298,000 common stock shares in payment of debt of $64,900; 400,000 common stock shares for prepaid rent in the amount of $20,000 and 166,667 shares of common stock for prepaid lease of equipment in the amount of $10,000; and 255,747 common stock shares for cash of $17,500. In addition the Company issued 250,000 shares of common stock for cash of $12,500.

In June 2000, an amendment to the Company's articles of incorporation was approved, which increased the Company's authorized capital to 200,000,000 shares of common stock at a par value of $0.001 per share.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2004 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the six months ended December 31, 2003, the Company granted 9,643,600 options of which 5,943,600 were immediately exercised. The remaining 3,700,000 stock options were granted at the fair market value of the common stock at the date of grant. These options were granted for compensation, services and operating expenses at the average exercise price of $0.05.

The fair value of each option granted during the period ending December 31, 2003 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 49%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the year ended December 31, 2003 in the amount of $33,600 was included in operating expense in the financial statements.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 6 - STOCK OPTIONS (Continued)

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

There is no express termination date for the options, authorized by the two plans, although the Company's board may vote to terminate either plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	3,309,000	$0.05	-
2004 Stock Option Plan	3,700,000	$0.05	585,997
Total	7,009,000		585,997

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

		Weighted
	Number of	Average Exercise
	Shares	Price

Option outstanding at July 1, 2002	2,650,000	$0.12
Cancelled	(2,037,891)	0.12
Granted	13,130,249	0.05
Exercised	(10,433,358)	0.06
Options outstanding and exercisable at June 30, 2003	3,309,000	$0.05
Options outstanding at July 1, 2003	3,309,000	$0.05
Granted	9,643,600	0.05
Exercised	(5,943,600)	0.05
Expired	-	-
Options outstanding and exercisable at
December 31, 2003	7,009,000	$0.05

Weighted average fair value of options granted during
the six months ended December 31, 2003	$0.05

NOTE 7 - RELATED PARTIES

At December 31, 2003, the Company owes three of its shareholder's $175,600 for accrued wages and $177,737 for loans made to the Company.

During the year ended June 30, 2003, the Company borrowed $54,176 from two of its officers and accrued $70,000 in wages for these same officers. Periodically, loans and accrued wages are repaid, at the Company's discretion, by the issuance of its common stock options. During the year ended June 30, 2003, $170,000 of related party wages were paid with stock options. In addition the Company owes these two officers $40,276 for notes payable.

At June 30, 2002, the Company owed its officers $140,000 for accrued salary and $104,878 for notes payable. These amounts are recorded in the accompanying financial statements under the caption of accounts payable, related parties.

During the year ended June 30, 2002, the Company issued 6,650,000 common stock options to Company officers and employees at exercise prices ranging from $0.06 to $0.18, which were equal to the fair market value of the stock on the date of grant.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 7 - RELATED PARTIES (Continued)

An officer of the Company was the former sole shareholder of VMH, a firm which was purchased for $250,000 in 2000 and became a wholly owned subsidiary of FASC. In August 2002, the Company completed a spin-off of VMH, which then became a separate reporting entity. See Note 11.

NOTE 8 - NOTES PAYABLE

During the year ended June 30, 2003, the Company repaid $51,415 of notes from a private investor by issuing $45,000 of its common stock and repaying the balance in cash.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 10 - JOINT VENTURES (Continued)

AGES
 In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement. Under the joint venture agreement, FASC retains ownership of all existing KDS technology and all new AGES developed intellectual property which will be licensed to AGES for use in its designated territories. The license agreement is conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES' second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.'s full investment had been received.

In February 2003, FASC deferred the payment terms of the joint venture agreement with AGES for one additional year, until February 21, 2004.

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement in which it gave a six-month trial period of the KDS machine to Atlantic Packaging Ltd. This trial period was extended for an additional three months. The contingent sale has not been recognized as the terms of the contract have not been met at December 31, 2003.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC. (Continued)

In August 2002, VMH finalized its registration with the Securities and Exchange Commission to become a separate reporting entity. In September 2002, the Company issued 14,221,750 shares of common stock in accordance with the spin-off agreement.

The assets distributed to VMH were as follows as of August 31, 2002:

Cash in bank	$12,842
Accounts receivable	60,457
Inventory	70,832
Property, plant and equipment	33,081
Technology and website, net of amortization	229,989
Deposits	10,000

Total Assets	$417,201

The liabilities distributed to VMH were as follows as of August 31, 2002:

Accounts payable and accrued expenses	$107,183
Accounts payable, related parties	118,517

Total Liabilities	$225,700

Assets in excess of liabilities	$191,501

Costs associated with the spin-off of VMH were accounted for in discontinued operations.

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations or "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows for the last two years:

	June 30,
	2002	June 30, 2001
Net Sales	$286,869	$4,222
Loss Before Income Taxes	$(193,377)	$(23,151)
Income Tax Expense	-	-
Net Loss	$(193,377)	$(23,151)

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements December 31, 2003

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC. (Continued)

The loss on distribution of subsidiary reflects expenses related to the distribution of the assets, common stock and certain expenses associated with establishing a capital structure of VMH.

The total assets of VideoMovieHouse.com Inc. at the date of distribution to the shareholders totaled $417,201. The net assets distributed were $191,501 after allowing for liabilities of $225,700 being allocated to the distributed subsidiary. VideoMovieHouse.com Inc. had equity of $523,827 prior to separation, with $332,326 being allocated to deficits accumulated up to the period of separation, leaving net assets of $191,501. The above transaction summarizes the effect of the distribution of the subsidiary. The $332,326 accumulated deficit is the deficit of the subsidiary which is separated from the prior consolidated filing information. With the aforementioned spin-off accounting being consistent with the circumstances described and consistent with historically recorded costs and balances, the Company believes that its accounting for the separation of a subsidiary entity from its parent is consistent with generally accepted accounting principles and properly reported.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company and are now entering our marketing phase. We are the owner of the KDS disintegration technology, which is patented in the USA, Canada, the UK, Europe, Mexico, Australia, and New Zealand. In addition to the core device patent, two new process patents, one for the cryogenic freezing and shattering scrap rubber and one for extraction of precious metals from hard rock using our equipment have been allowed. Patents will be issued shortly. One other patent application for drying and recovery of fuel and clay from biomass using our equipment has been submitted and is pending status. A further application for priority has been made pursuant to the Patent Cooperation Treaty ( PCT ) and the Paris Convention for the Protection of Industrial Property in Brazil, China, Europe, Indonesia, India, Japan, Korea, Malaysia, Philippines, Poland, Singapore and South Africa

On December 31, 2003 we had current assets $ 258,228 and current liabilities of 181,776 compared to current assets of $ 281,918 and current liabilities of $281,156 on September 30, 2003. Our working capital ratio on December 31, 2003 was 1.42 : 1 , up from 1 : 1 on September 30, 2003. This change was due to loans and salary deferrals from Company officers being classified as long term. Cash on hand as of December 31, 2003 was $ 37, 220 compared to $ 17,709 on September 30, 2003.

We believe that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006.

Last year AGES received an equity investment from HydroQuebec Capitech Inc. for research in processing biomass and pulp sludge. FASC did not receive any direct cash proceeds from this equity investment, however, this investment allowed AGES to continue its research, the benefits from which have accrued to us as the resultant improvements to the KDS technology belong to FASC. AGES also has the right to use this research without further charge pursuant to the AGES licensing agreement.

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

As of December 31, 2003, there were 158,589,976 shares issued and outstanding.

Results of Operations - Quarter ending December 31, 2003 compared to Quarter ending December 31, 2002

Revenue for the quarter ended December 31, 2003 was $ 61,210 compared to $ 172,867 for the same period last year. This year's revenue included fees for processing and sampling various materials and consulting. No machines were sold this quarter,

Losses for the quarter ended December 31, 2003 were $ 230,508 compared to $ 414, 289 for the same quarter last year. Losses continue as a result of operational expenses incurred without sufficient revenues being generated from the sale of machines. The losses will continue until such time as at least eight machines are sold every twelve months.

In November 2003 we signed an agreement with Zeo-Tech Enviro Corp and C2C Zeolite Corporation to form a joint venture which will supply micronized zeolite to Halliburton Canada Group. Under the agreement, a new company, United Zeolite Products Ltd. will be formed with the parties contributing equipment, raw materials and contractual rights respectively. All profits from the joint venture will be divided equally among the 3 parties. Construction of a plant in Princeton B.C. is planned to commence in March 2004. Presently, legal contracts have been prepared by our attorneys and are awaiting final signatures.

We continue to focus on improving the KDS equipment's processing capacity and commercial viability for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate much needed sales. AGES research has produced good results in processing biomass and pulp sludge. Our equipment has been installed at a pulp mill in Ontario, Canada for live on-line trials. Based on successful trials, the pulp mill's management has indicated they may purchase several machines for their operations in Western Canada, however, to date we have no firm agreement with the pulp mill to purchase our equipment.

Research and testing of animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass continues. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment. Last year, we were awarded a research grant by the US Department of Energy, the "Small Business Technology Transfer (STTR) - Phase I Award" The agreed funding amount of $ 84,000 will be used to further our work improving the drying and grinding efficiencies of our KDS equipment. To date we have received $ 50,000 towards the project. The work is now underway. The research will take place over a nine month period at Oak Ridge National Laboratory in Tennessee and in Vancouver, BC, Canada..

In September 2003, we were awarded a research grant of $ 13,000 Cdn from the National Research Council of Canada to initiate further testing to improve abrasion characteristic of the KDS system when processing hard materials. Research will be carried out at the University of BC in Vancouver. This work is underway and the results of will be incorporated into equipment to be used for processing mineral rock, glass, zeolite and other mineral rock

Last year, we signed an agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent us in developing a market for our KDS equipment in Japan. In January 2003, we hosted a delegation of five Japanese companies who have expressed interest in licensing our technology in Japan. EMSI has identified several qualified parties and are hopeful that this will lead to an agreement. A demonstration for a second Japanese delegation is planned for March 2004 in Vancouver.

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

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative offices and rent a sales offices and demonstration facility in Delta, British Columbia. AGES rents office space in Montreal, Quebec.

Trends

Sales efforts are ongoing with several major projects in the final stage of negotiation, however, as of the date of this report we have no firm contracts to purchase any machines. Based upon the sale of eight machines over a one year period, we can expect $2,000,000 sales in the next twelve months plus approximately $ 100,000 to $ 150,000 annually as our share of the zeo-lite processing operation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of February, 2004.

FIRST AMERICAN SCIENTIFIC CORPORATION (Registrant)
By:	/s/ Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors
By:	/s/ Calvin Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors