Form 10QSB
period 2004-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2004-05-13
CIK 1002822

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission File Number:   000-27094

FIRST AMERICAN SCIENTIFIC CORP.
 (Exact name of registrant as specified in its charter)

NEVADA	88-0338315
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

100 Park Royal South
Suite 811
Vancouver, British Columbia
Canada V7T 1A2
 (Address of principal executive offices)

(604) 913-9035
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

==================================================================================

PART I.

ITEM 1.   FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
 Consolidated Financial Statements

Board of Directors
First American Scientific Corp.
Vancouver, B.C.

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of First American Scientific Corp. as of March 31, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the six months ended March 31, 2004 and 2003. All information included in these consolidated financial statements is the representation of the management of First American Scientific Corp.

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

The financial statements for the year ended June 30, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated July 11, 2003, but we have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. As discussed in Note 2, the Company has an accumulated deficit of 10,743,982 at March 31, 2004 and has limited sales volume. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
April 27, 2004

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center * 601 W. Riverside, Suite 1940 * Spokane, WA 99201
Phone (509) 838-5111 * Fax (509) 838-5114 * www.williams-webster.com

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2004	2003
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$(13,217)	$64,762
Accounts receivable, net of allowance	157,344	3,019
Sales tax refunds	5,908	24,876
Prepaid expenses and other assets	9,067	23,597
Inventory	276,593	190,442
TOTAL CURRENT ASSETS	435,695	306,696
PROPERTY AND EQUIPMENT
Property and equipment	144,802	306,473
Less: Accumulated depreciation	(78,738)	(145,867)
TOTAL PROPERTY AND EQUIPMENT	66,064	160,606
OTHER ASSETS
Investment	44,950	-
Technology rights, net of amortization	1,057,492	1,152,743
Patents and manufacturing rights, net of amortization	171,445	171,884
Research and development refund receivables	-	83,085
Deposits	166	166
TOTAL OTHER ASSETS	1,274,053	1,407,878
TOTAL ASSETS	$1,775,812	$1,875,180
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$195,341	$178,315
Deposit on sale of equipment	30,000	-
TOTAL CURRENT LIABILITIES	225,341	178,315
LONG-TERM LIABILITIES
Notes and wages payable to related parties	216,356	110,276
TOTAL LONG-TERM LIABILITIES	216,356	110,276
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST IN SUBSIDIARY	-	225,116
STOCKHOLDERS' EQUITY
Common stock - $.001 par value, 200,000,000 shares authorized;
165,164,476, and 152,646,376 shares issued and outstanding, respectively	165,165	152,646
Additional paid-in capital	11,700,676	11,200,120
Stock options	225,831	204,831
Accumulated deficit	(10,743,982)	(10,190,326)
Accumulated other comprehensive loss	(13,575)	(5,798)
TOTAL STOCKHOLDERS' EQUITY	1,334,115	1,361,473
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,775,812	$1,875,180

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended				Nine Months Ended
		March 31,				March 31,
		2004		2003		2004		2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
KDS machines, parts and related services		$292,464		$7,941		$367,327		$186,770
COST OF SALES		163,041		-		163,041		150,000
GROSS PROFIT		129,423		7,941		204,286		36,770
OPERATING EXPENSES
Advertising		45		8,882		618		20,978
Amortization and depreciation		51,736		53,233		146,653		154,497
Professional services		46,061		16,678		155,609		114,365
Wages		161,962		191,393		520,251		449,314
Impairment of assets		-		-		-		150,000
Research and development		39,659		44,490		69,839		100,422
General and administration		81,572		255,110		272,319		328,910
Total Operating Expenses		381,035		569,786		1,165,289		1,318,486
OTHER INCOME (EXPENSE)
Government grant		83,581		-		83,581		-
Allocation to equity investment		323,766		-		323,766		-
INCOME (LOSS) FROM CONTINUING
OPERATIONS		155,735		(561,845)		(553,656)		(1,281,716)
LOSS FROM DISTRIBUTED SUBSIDIARY		-		-		-		(76,882)
INCOME (LOSS) BEFORE INCOME TAXES		155,735		(561,845)		(553,656)		(1,358,598)
INCOME TAXES		-		-		-		-
NET INCOME (LOSS) BEFORE
ALLOCATION TO MINORITY INTEREST		155,735		(561,845)		(553,656)		(1,358,598)
ALLOCATION OF LOSS TO MINORITY
INTEREST		-		84,828		-		170,080
NET INCOME (LOSS)		155,735		(477,017)		(553,656)		(1,188,518)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(5,340)		(1,241)		(7,777)		(4,688)
COMPREHENSIVE NET INCOME (LOSS)		$150,395		(478,258)		$(561,433)		$(1,193,206)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		158,606,642		150,120,536		157,611,642		145,572,824

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444
Distribution to shareholders of
VideoMovieHouse.com Inc.,	-	-	(523,827)	-	332,326	-	(191,501)
Options issued for compensation	-	-	-	56,870	-	-	56,870
Common stock issued for cash at $0.06
per share	505,747	506	29,494	-	-	-	30,000
Common stock issued for consulting
services at $0.06 per share	1,529,489	1,529	95,296	-	-	-	96,825
Common stock issued as compensation
at $0.06 per share	5,558,455	5,558	352,603	(47,819)	-	-	310,342
Common stock issued for legal fees at
$0.05 per share	750,000	750	37,000	-	-	-	37,750
Common stock issued for professional
services at $0.05 per share	225,000	225	10,825	-	-	-	11,050
Common stock issued for prepaid rent
at $0.05 per share	400,000	400	19,600	-	-	-	20,000
Common stock issued for prepaid lease
at $0.06 per share	166,667	167	9,833	-	-	-	10,000
Common stock issued for debt at $0.05
per share	1,298,000	1,298	63,602	-	-	-	64,900
Foreign currency translation gain	-	-	-	-	-	4,045	4,045
Net loss for the year ended
June 30, 2003	-	-	-	-	(1,371,252)	-	(1,371,252)
Balance, June 30, 2003	152,646,376	152,646	11,200,120	204,831	(10,190,326)	(5,798)	1,361,473
Common stock issued for cash at $0.04
per share	800,000	800	45,200				46,000
Common stock issued for services at
$0.03 per share	3,560,000	3,560	95,080	-	-	-	98,640
Common stock issued for services at
$0.048 per share	455,000	455	20,410	-	-	-	20,865
Common stock issued for services at
$0.05 per share	1,850,000	1,850	90,650	-	-	-	92,500
Common stock issued as compensation
at $0.05 per share	5,213,600	5,214	207,256	-	-	-	212,470
Common stock issued for rent expense
at $0.05 per share	340,000	340	14,660	-	-	-	15,000
Common stock issued in payment of
financing expense at $0.05 per share	300,000	300	14,700	-	-	-	15,000
Options issued for expenses,
compensation & consulting	-	-	12,600	21,000	-	-	33,600
Foreign currency translation loss	-	-	-	-	-	(7,777)	(7,777)
Net loss for the nine months ended
March 31, 2004 (unaudited)	-	-	-	-	(553,656)	-	(553,656)
Balance, March 31, 2004 (unaudited)	165,164,976	$165,165	$11,700,676	$225,831	$(10,743,982)	$(13,575)	$1,334,115

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	March 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(553,656)	$(1,188,518)
Discontinued operations	-	76,882
Loss allocated to minority interest	(323,766)	(170,080)
	(877,422)	(1,281,716)
Depreciation and amortization	146,653	154,497
Stock issued for services and compensation	280,795	258,932
Stock issued for expenses	63,600	20,000
Stock issued for services and current debt	110,080	181,052
Options issued for compensation	33,600	62,754
Impairment of assets	-	150,000
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(154,325)	1,873
Decrease (increase) in taxes and tax credits	102,053	17,470
Decrease (increase) in inventory	-	150,000
Decrease (increase) in deposits and prepaid expenses	14,530	(3,749)
(Decrease) increase in accounts payable	17,026	60,863
Increase (decrese) in sales deposits	30,000	-
(Decrease) increase in wages payable, related party	20,000	(72,192)
Net cash (used) in operating activities	(213,410)	(300,216)
CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Purchase of plant and equipment	(36,094)	-
Investments	(44,950)	-
Cash provided by minority interest	-	302,709
Investment in discontinued operations	-	14,143
Net cash provided by investing activities	(81,044)	316,852
CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Bank overdrafts payable	13,217
Proceeds from stock transactions	46,000	-
Notes payable, related parties	180,987	35,449
Proceeds from borrowing	-	51,415
Repayment of borrowing	(5,000)	(76,054)
Net cash provided (used) by financing activities	235,204	10,810
NET INCREASE (DECREASE) IN CASH	(59,250)	27,446
Other comprehensive income (loss)	(5,512)	(4,492)
CASH - Beginning of year	64,762	126,144
CASH - End of period	$-	$149,098
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$280,795	$118,932
Common stock issued for services and current debt	$110,080	$136,152
Distribution of assets in spin-off	$-	$(191,501)
Stock issued for accrued compensation	$-	$140,000
Stock issued for account payable	$-	$44,900
Note payable	$-	$20,000
Stock issued for accrued compensation	$-	$62,754
Stock issued for expenses	$63,600	$20,000
Options issued for compensations	$33,600	$-

See accompanying notes and accountant's review report.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

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

During the period ended March 31, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. See Note 10.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company owns 40% of AGES and had management control of AGES. William E. Barber and Hydro Quebec Capitech Inc. own 60% of AGES. The Company reported financial information from AGES on a consolidated basis due to the control feature in the agreement. AGES maintains a facility in Montreal, Canada. During the three months ended March 31, 2004 the Company sold the use of its technology and a KDS machine to AGES thereby giving up control in AGES. Accordingly, the Company will report in future financial statements its investment in AGES using the equity method. See Note 10.

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

The Company's year-end is June 30th.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $10,743,982 through March 31, 2004 and has limited cash resources. The Company recorded increased sales during the nine months ended March 31, 2004, but generated a net loss of $553,656. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to undertake a comprehensive review of its ongoing business to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At March 31, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation
 Historically, has owned 40% of the outstanding shares of AGES, as well ownership of all AGES technology. AGES's license to use the technology has been conditional upon it meeting certain conditions. Because, as of December 31, 2003, these conditions had not been met, FASC was deemed to be in a position of control and AGES was treated as a majority owned subsidiary of FASC with its financial statements consolidated with FASC.

During the three months ended March 31, 2004, the agreement between FASC and AGES was renegotiated. Under the new agreement, AGES purchased the aforementioned technology and a KDS machine for $100,000. As a consequence of this transaction, it was determined that FASC no longer controlled AGES and that FASC will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been off set against net losses generated by AGES. See Note 10.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Minority Interest
 At December 31, 2003, minority shareholders held a 60% interest in AGES. The related minority interest is shown on the accompanying consolidated balance sheet at December 31, 2003 when FASC had financial and management control of AGES. See Note 10.

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

Concentration of Risk
 The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account which had a balance of $3,403 at March 31, 2004 is not insured.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

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

Provision for Taxes
 Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At March 31, 2004, the Company had net deferred tax assets of approximately $2,200,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at March 31, 2004. The prior period has been restated to reflect a change in management's extimate. The change in the deferred tax asset valuation allowance from June 30, 2003 to March 31, 2004 was $24,000.

The significant components of the deferred tax asset at March 31, 2004 and June 30, 2003 were as follows:

	March 31,	June 30,
	2004	2003
Net operating loss carryforward	$6,600,000	$6,400,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2004	$112,300	-
For the year ended June 30, 2003	-	$203,000

Deferred tax asset	$2,200,000	$2,176,000
Deferred tax asset valuation allowance	$(2,200,000)	$(2,176,000)

At March 31, 2004, the Company has net operating loss carryforwards of approximately $6,600,000, which expire in the years 2015 through 2023. The Company recognized approximately $112,300 of expenses from issuance of stock options for services in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. There was approximately $9,100 of expenses recognized from the issuance of stock options for the nine months ended March 31, 2004.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

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

Compensated Absences
 Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At March 31, 2004, the accrued amount is approximately $14,300.

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

Accounts Receivable
 The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At March 31, 2004, accounts receivable were $157,344 with no allowance for doubtful accounts.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment.

During the nine months ended March 31, 2004, the Company had $367,327 in revenue from the sale of two machines and related services.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable (continued)
 During the year ended June 30, 2003 the Company sold three used KDS machines for $178,000 plus tax. These machines were all delivered and paid for by June 30, 2003. A receivable from one sale recorded in the year ended June 30, 2002 has been fully reserved at June 30, 2003.

Reimbursements for Research and Development
 The Canadian Government offers incentives to taxpayers carrying out scientific research and experimental development. The Canadian Government encourages Canadian companies to investigate ways of providing better products and better processing using advanced technologies. A 35% research and development reimbursable credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES prepared the forms and submitted to Revenue Canada for its reimbursement of $83,085 for the year ended June 30, 2002. The research and development expenses attributed to this reimbursement are included in the Company's net loss for the U.S. income tax calculation. Subsequent to December 31, 2003, the Company received cash reimbursement of $82,840 for the year ended June 30, 2002.

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

The components of inventory are as follows:

	March 31, 2004	June 30, 2003

Finished goods - KDS machines	$276,593	$190,422
	$276,593	$190,442

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory (continued)
 During the year ended June 30, 2003, the Company determined that the value of the three used KDS machines should be further reduced to $50,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3. There were no further impairments for the nine months ended March 31, 2004.

During the three months ended March 31, 2004, the Company reclassified two KDS machines previously held as property and equipment to inventory. At March 31, 2004, the Company has four KDS machines held as inventory.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption did not have a material impact on the financial statements of the Company.

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

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2004	June 30, 2003
Kinetic disintegration equipment (KDS)	$81,993	$240,865
Plant assets and equipment	30,425	24,359
Office equipment	32,385	41,249
Total assets	144,802	306,473
Less accumulated depreciation	(78,738)	(145,867)
	$66,064	$160,606

Depreciation expense for the nine months ended March 31, 2004 and the year ended June 30, 2003 was $37,768 and $55,572, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 3 - PROPERTY AND EQUIPMENT (Continued)

values of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Accounting Pronouncements
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the nine months ended March 31, 2004 or the fiscal year ended June 30, 2003, as the Company does not have recorded assets with indeterminate lives.

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

On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling,

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

Technology Licenses (continued)
 remanufacturing or manufacturing of used or new raw materials. The purchase price of this license and one KDS machine for gypsum-related use was $775,000, with the parties agreeing that the technology license was valued at $425,000 and the gypsum KDS machine was valued at $350,000.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	March 31, 2004	June 30, 2003
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	266,224	266,224
	2,171,224	2,171,224
Less accumulated amortization	(948,765)	(846,597)
	$1,222,459	$1,324,627

Amortization expense for the nine months ended March 31, 2004 and the year ended June 30, 2003 was $102,168 and $143,667, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS (Continued)

The following is a summary of the costs of patents approved at the nine months ended March 31, 2004 and the year ending June 30, 2003:

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2002	$250,000	$(94,340)	$155,660
2003 Activity	16,224	-	16,224
Balance, June 30, 2003	266,224	(94,340)	171,884
Fiscal 2004 Activity	-	(8,874)	(8,874)

Balance, March 31, 2004	$266,224	$(103,214)	$163,010

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

During the nine months ended March 31, 2004, the Company issued stock upon the exercise of options as follows: 5,865,000 shares of common stock as payment for services with a fair market value of $212,005; 5,216,600 shares of common stock for compensation with a fair market value of $212,470; 340,000 shares of common stock in payment of rent with a fair market value of $15,000; 300,000 shares of common stock in payment of financing expenses of $15,000 and 800,000 share of common stock for cash of $46,000.

During the year ended June 30, 2003, the Company issued stock upon the exercise of options as follows: 1,529,489 shares of common stock as payment for consulting services with a fair market value of $96,825; 5,558,455 shares of common stock as compensation with a fair market value of $358,161; 975,000 shares of common stock for professional

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 5 - COMMON STOCK (Continued)

Accounting Pronouncements (continued)
 services with a fair market value of $48,800; and 1,298,000 common stock shares in payment of debt of $64,900; 400,000 common stock shares for prepaid rent in the amount of $20,000 and 166,667 shares of common stock for prepaid lease of equipment in the amount of $10,000; and 255,747 common stock shares for cash of $17,500. In addition the Company issued 250,000 shares of common stock for cash of $12,500.

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

During the nine months ended March 31, 2004, the Company granted 15,468,600 options of which 12,518,600 were immediately exercised. The remaining 2,950,000 stock options were granted at the fair market value of the common stock at the date of grant. These options were granted for compensation, services and operating expenses at the average exercise price of $0.05.

The fair value of each option granted during the period ending March 31, 2004 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 49%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the year ended March 31, 2004 in the amount of $33,600 was included in operating expense in the financial statements.

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
March 31, 2004

NOTE 6 - STOCK OPTIONS (Continued)

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

The following is a summary of the Company's open stock option plans:

	Number of
	securities to be		Number of securities
	issued upon		remaining available
Equity compensation plans	exercise of	Weighted-average	for future issuance
not approved by security	outstanding	exercise price of	under equity
holders	options	outstanding options	compensation plans
2003 Stock Option Plan	2,559,000	$0.05	-

2004 Stock Option Plan	3,700,000	$0.05	585,997

Total	6,259,000		585,997

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 6 - STOCK OPTIONS (Continued)

The following is a summary of stock option activity:

		Weighted
		Average
	Number of Shares	Exercise Price

Option outstanding at July 1, 2002	2,650,000	$0.12
Cancelled	(2,037,891)	0.12
Granted	13,130,249	0.05
Exercised	(10,433,358)	0.06
Options outstanding and exercisable at
June 30, 2003	3,309,000	$0.05

Options outstanding at July 1, 2003	3,309,000	$0.05
Granted	15,468,600	0.05
Exercised	(12,518,600)	0.05
Expired	-	-
Options outstanding and exercisable at
March 31, 2004	6,259,000	$0.05

Weighted average fair value of options granted
during the nine months ended March 31, 2004	$0.05

NOTE 7 - RELATED PARTIES

At March 31, 2004, the Company owes three of its shareholders $90,000 for accrued wages and $67,670 for loans made to the Company.

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
March 31, 2004

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

NOTE 10 - JOINT VENTURES

United Zeolite Products Ltd.
 During the period ended March 31, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. FASC will deliver two KDS machines to United on a five year lease to be used to micronize zeolite. The lease is for five years with a lump sum payment of approximately $375,000 due at the end of the lease. United will pay FASC a royalty of $6 for each ton of zeolite processed. United has the right to terminate the lease during the first three months of the term.

Beau Pre Explorations Ltd.
 In August 2000, the Company entered into a joint venture agreement with Beau Pre Explorations Ltd., a Canadian mining company, to process ore from Beau Pre's mine using a KDS machine.

The KDS machine required modifications to increase the durability of the chain system to handle hard rock. The Company hired Robert Salter Ph.D. to develop a new impact system, which it could then protect with a new patent. When the modifications to the KDS machine were successful, implementation of the process commenced on Beau Pre's mineral mining claims on Valentine Mountain. The redesign and patent process was completed, with patent pending status obtained, in May 2001, and testing continued throughout the summer of 2001. The equipment was moved to a staging site near the Valentine Mountain mining site in 2002 to begin the final testing. The patent was allowed on September 4, 2003. The testing of various new beater bar alloys and coatings is continuing, and progress is being made, however, there is no certainty that commercially viable levels of production can be met. The Company's investment consists of costs incurred for equipment improvements and upgrades for the processing of gold-bearing quartz mineral rock found on the Valentine Mountain mine site.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 10 - JOINT VENTURES (Continued)

AGES
 In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement. Under the original joint venture agreement, FASC retained ownership of all existing KDS technology and all new AGES developed intellectual property which was to be licensed to AGES for use in its designated territories. The license agreement was conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES' second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.'s full investment had been received.

In February 2003, FASC deferred the payment terms of the joint venture agreement with AGES for one additional year, until February 21, 2004.

In February 2004, the Company finalized its agreement with AGES by granting AGES exclusive rights to the KDS technology for 20 years for applications in the pulp and paper industry in North America and the European Economic Community ("EEC") at which point FASC relinquished management control over AGES. AGES agreed to purchase the existing test machine in its possession for $100,000 to be paid in four equal installments payable upon closing of the first four sales made by AGES. In additions, AGES has agreed to pay a minimum of $500,000 in royalties at $25,000 per machine sold, a minimum of one per year, to maintain the exclusive rights in the territory. During the quarter ended March 31, 2004, FASC has changed its accounting for AGES to the equity method. The balance of its investment in AGES has been netted with its share of accumulated losses from AGES resulting in a zero balance.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC.

Accounting Pronouncements
 In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC. (Continued)

Accounting Pronouncements (continued)
 not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, and is effective for activities after December 31, 2002. There has been no impact on the Company's financial position or results of operations from adopting SFAS No. 146.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2004

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC. (Continued)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company and are now entering our marketing phase. We are the owner of the KDS disintegration technology, which is patented in the USA, Canada, the UK, Europe, Mexico, Australia, and New Zealand. In addition to the core device patent, two new process patents, one for the cryogenic freezing and shattering scrap rubber and one for extraction of precious metals from hard rock using our equipment have been allowed. Patents will be issued shortly. One other patent application for drying and recovery of fuel and clay from biomass using our equipment has been submitted and is pending status. A further application for priority has been made pursuant to the Patent Cooperation Treaty (PCT) and the Paris Convention for the Protection of Industrial Property in Brazil, China, Europe, Indonesia, India, Japan, Korea, Malaysia, Philippines, Poland, Singapore and South Africa.

On March 31, 2004 we had current assets of $435,695 and current liabilities of $225,341 compared to December 31, 2003 when we had current assets $258,228 and current liabilities of $181,776 and on June 30, 2003 when we had current assets of $306,696 and current liabilities of $178,315. Our working capital ratio on March 31, 2004 was 1.93 :1 up from 1.42 : 1 on December 2003 and 1.72 : 1 on June 30, 2003.

We believe that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. This assumption is supported as we have already sold 2 machines so far this year and have received a deposit on the third sale which is expected to close next quarter.

Last year our joint venture partner, AGES, received an equity investment from HydroQuebec Capitech Inc. for research in processing biomass and pulp sludge. FASC did not receive any direct cash proceeds from this equity investment, however, this investment allowed AGES to continue its research and FASC retained ownership of all improvements to the technology. This year AGES finalized their research and entered the marketing phase. In February 2004 AGES was granted a long term 20 year license to use our KDS technology in North America and Europe in the pulp & paper industry. Several sales are expected this year.

No new progress has been made by our joint venture with Beaupre Explorations Ltd and we are advised that we may encounter further delays as Beaupre works towards preparing its mine site to install the KDS equipment. We have, however, made significant progress on extending beater bar life as a result of our research in Canada at the University of BC funded by the National Research Council of Canada. In the meantime, the machine designated for Beaupre has been booked back into inventory.

During the period ended March 31, 2004, the Company entered into joint venture agreement with Zeo-Tech Enviro Corp, and CZC Zeolite Corporation Ltd. to own and operate a zeolite processing plant in Princeton, BC, Canada. The new company, United Zeolite Products Ltd, owned equally by the three parties has signed a $5,000,000 Cdn contract to supply micronized zeolite to Halliburton Group Canada. Under the agreement FASC will receive income from royalties, equipment leasing and its share of operating profits. FASC expects to receive approximately $100,000 to 150,000 US per annum from this project commencing in the second quarter of next year.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operations for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operations should sufficient sales and receipt of receivables not materialize. In the short term, some relief has come from loans from our officers and by the deferment of payment of officers' salaries. This cannot be expected to continue indefinitely and we must continue to achieve sales in order to operate at current levels. To continue operations at the current levels for the next year, the Company will need approximately $1,000,000 in additional funds. Management's expectation is that those funds will come from a combination of government grants, the collection of accounts receivable, sales of equipment and the Company's share of operating profits from joint ventures. The balance, if any, will be provided by loans from officers or the issuances of stock to accredited investors for cash.

As of March 31, 2004 there were 165,164,476 shares issued and outstanding.

Results of Operations - Quarter ending March 31, 2004 compared to quarter ending March 31, 2003

Revenue for the quarter ended March 31, 2004 was $292,464 compared to $7,941 for the same period last year. This quarter's revenue included fees for processing and sampling and machine sales. Other income this quarter included a grant received in the amount of $83,581 from the US Dept of Energy.

Net income for this quarter was $155,735 compared to a loss of $478,258 for the quarter ended March 31, 2003. The net income reported this quarter resulted from changes to the accounting treatment of our investment in AGES Operating losses could resume unless at least eight machines are sold every twelve months. We have sold two machines this quarter and have a deposit for another for next quarter, so we are on target to meet our goal of profitability by next year. Once royalties and profit sharing from our joint ventures materialize, we should be able to revise our equipment sales requirements.

We continue to focus on improving the KDS equipment's processing capacity and commercial viability for several different applications. We have determined that processing of softer materials such zeolite, soft clays and biomass represent the highest and best use for our technology and the most probable to generate additional sales. AGES research has produced good results in processing biomass and pulp sludge. Our equipment has been installed at a pulp mill in Ontario, Canada for live on-line trials. Based on the trials, the pulp mill's management has indicated they may purchase a large production scale machine, however, to date we have no firm agreement with the pulp mill to purchase our equipment.

Research and testing of animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass continues. We have achieved economically viable production levels for several applications and continue to pursue opportunities with suitable candidates interested in purchasing our equipment.

Last year, we were awarded a research grant by the US Department of Energy, the "Small Business Technology Transfer (STTR) - Phase I Award" The agreed funding amount of $84,000 was used to further our work improving the drying and grinding efficiencies of our KDS equipment. The work is now complete and we have applied for an additional Phase II grant for $750,000 USD in concert with Oak Ridge National Laboratories.

Last year, we signed an agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent us in developing a market for our KDS equipment in Japan. In March 2004, we commenced negotiations with a potential joint venture partner in Japan which are underway. In addition, we have identified other partners and opportunities in Asia which we are pursuing.

We continue to believe that our technology is unique and has potential in the waste management industry. We also have proven its value as an EPA designated "pesticide device" and that our process is also capable of killing most pathogens and coliforms contained in animal wastes including the avian flu virus. We are in discussions with, and running tests for the poultry industry in efforts to find a solution to that problem. Also, we continue to nurture relationships with suppliers of complimentary equipment, with the view to offering our equipment as part of an integrated turnkey system designed to provide solutions to a specific need. We hope this will expand our exposure to a wider market and generate sales.

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

Trends

Sales efforts are ongoing with several major projects in the final stage of negotiation,. Based upon the sale of eight machines over a one year period, we can expect $2,000,000 sales in the next twelve months plus approximately $100,000 to $150,000 annually as our share of the zeo-lite processing operation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of May, 2004.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors