Form 10KSB
period 2004-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2004-09-28
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [     ]

State issuer's revenues for its most fiscal year June 30, 2004: $373,569

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 24, 2004: $8,478,250

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 24, 2004: 169,564,976

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

To this end, the Company has designed a complete system that will economically convert waste horse bedding (sawdust and manure) into electrical energy by creating and burning the micronized powder in combination with conventional boilers and power generating systems. The design will also accommodate any type of waste biomass as a feedstock, making it suitable for any operation which produces large quantities of waste biomass, such as racetracks, farming operations, poultry operations, sawmills, palm plantations, or furniture factories and others where feedstock is less than 60% moisture content. In July 2004, one machine was sold to a newly formed Malaysian company (of which FASC owns 50%), to be used to process palm tree waste in Malaysia. Operation of that machine is expected to commence in September 2004.

2. Pulp Sludge

The Company has also processed wet (80% moisture) pulp sludge, and has shown that potential exists in converting waste pulp sludge to a dry, fibre-like powder and releasing the kaolin clay concurrently, then burning to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy costs, disposal costs, and environmental problems in the pulp and paper industry. Trials and testing are being conducted by Alternative Green Energy Systems Inc (of which FASC owns 40%) at Atlantic Packaging Ltd's pulp mill in Whitby, Ontario.

3. Animal waste/municipal sewage/food waste

When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This "cleansing" of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as create a nutrient rich "clean" end product suitable for recycling as fertilizer.

When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

Recent testing has been done processing and combusting munincipal secondary sludge with promising results. Further work on this application in conjunction with the local munincipality will continue into next fiscal year.

4. Commination (pulverizing) of mineral rock

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

In March 2004, one machine was sold and delivered to a mining company in Utah. It is currently on site and expected to commence production in September 2004. In June 2004, another machine was sold and delivered to an mining company in Poland where it is currently being assembled. This machine is also expected to be operational by September 2004.

The company is a 25 % shareholder in a BC company ( United Zeolite Products Ltd. ) that has a contract to supply Halliburton Group Canada with CDN$5,000,000 of micronized zeolite over three years for Halliburton's oil well capping program. Two machines will be installed to service this contract in the fall 2004.

5. Re-cycling scrap rubber

When micronizing rubber, a cryogenic cooling process can facilitate the recycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for re-cycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. This process has now been patented and the company is seeking a joint venture partner who will participate in the development of this application to commercial viability.

6. Recycling Glass

When micronizing glass, the process reduces it to a consistent fine dry powder as small as 20 microns which has proven valuable as a strengthener in asphalt, concrete and ceramics. Three machines were sold into this industry last year and are currently in operation.

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

Patents

Device and Method for Comminution - US Patent #6,024,307

A patent was issued for the KDS as for a "device for comminution" on November 24, 1998, and its U.S. patent number is 6,024,307 with additional patent applications filed in Australia, Canada, Europe (EEC), Finland, France, Germany, Ireland, Italy, Mexico, New Zealand, Spain, Sweden, Switzerland, and the United Kingdom.

Cryogenic Comminution of Rubber - US Patent #6,655,167 B2

On April 20, 2001, the Company filed a patent application in the United States to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a micro-fine powder using the KDS equipment. This patent has now been issued.

Method of Recovery of Precious Metal and Heavy Minerals - US Patent # 6,682,005 B2

On May 4, 2001, the Company filed a patent application in the United States to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. This patent has now been issued.

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. This application is pending in Canada, Europe, Malaysia and Japan.

Research and Testing

The Company continues research with various materials to improve operating efficiencies; increase volume throughput to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Vancouver, British Columbia, in Montreal and Whitby, Ontario by Alternative Green Energy Systems, Inc ("AGES"). Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system and some progress has been made processing pulp sludge at the Atlantic Packaging installation, but commercially viable production levels have not been achieved. Testing of hardened beater bar systems with various coatings and alloys for added strength has resulted increased bar life. Tests for the dewatering of food waste, municipal sewage, and animal wasted and the grinding of other materials continues. All research on rubber processing has been discontinued until a suitable research partner can be identified.

Government/Environment Regulation

The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the Company's operations currently comply in all material respects with applicable laws and regulations. Management believes the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past. In the future, stricter regulations may increase the demand for our products which offer solutions to some environmental problems

Manufacturing

Manufacturing of the KDS is contracted out to Vancouver Blower and Sheet Metal Fabrication Limited (VBS) in Vancouver, British Columbia. When needed, the Company sub- contracts VBS to construct a machine on a fixed price basis. . Two other backup manufacturers have been identified should demand increase beyond the capacity of VBSMF or if VBSMF is unwilling or unable to manufacture the KDS machine. Since the Company's inception, the Company has manufactured or subcontracted twelve KDS machines and to date, has sold nine.

Ownership of Patents

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

On July 2, 1997, the Company purchased from Spectrasonic Corp all patents to be issued or pending, including all data pertaining to the patent process with respect to the KDS. Final payment to Spectrasonic of 1,000,000 common shares of the Company's stock valued at $0.25 per share was made on December 1, 1999 when unencumbered title to the patents passed to the Company.

Technology Licenses granted

Alternative Green Energy Systems Inc. - (40 % owned by FASC )

In February 2002, the Company granted a conditional license to AGES to manufacture and sell the KDS equipment for applications using biomass and/or pulp sludge. On February 21, 2004, that license expired. On February 23, 2004, the Company granted AGES a modified exclusive license for 21 years, to design, manufacture and sell a large scale version of the KDS machine to be used in the pulp and paper industry in Canada, the USA, and the European Union.

FASC (Malaysia) SDN. BHD

In July 2004 the Company signed an agreement to form a joint venture within two Malaysian companies to construct a fully operational palm waste processing plant to be 100 % financed by the Malayian partners. Upon completion, the joint venture will be granted exclusive license for 21 years, to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture. A machine was purchased by the joint venture and shipped to Malaysia in August 2004.

Summary of Agreements

Green Leaf Fibre Company Ltd (Ireland)

In 1998, the Company entered into a research agreement with Green Leaf Fibre Company Ltd. of Northern Ireland and continued its research into sludge and animal waste processing at GLF's research site. The project was funded by Green Leaf and the Irish government under the Radian Award Program. Some progress was made with animal waste and with rubber, but not sufficient to meet economical viability. The KDS Model 150 has been stored in a warehouse in Castleblaney, Ireland and is being shipped to Vancouver for refurbishing. This contract has expired.

Organic Waste Returns Inc (Ireland)

In March 2002, we announced an agreement for the sale of two systems to Organic Waste Returns Inc., in Ireland. The first machine was delivered but not put into operation pending upgrades. Upgrades were made to a second machine in Vancouver. To date the second machine has not been delivered, and the first machine has not been put into production. We delayed delivery when it became apparent that the purchaser was unable to raise sufficient funds to meet final payment under the agreement. This sale did not close as the purchaser subsequently advised us that they were unable to raise sufficient funds to complete the project. This contract has expired

Hollywood Park Racetrack (California)

In June 2002 our subsidiary AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation was presented in November 2002. Hollywood Park has considered our proposal and has indicated that they are still interested in purchasing and installing the equipment once they can arrange a suitable location and meet local government regulations.

Beaupre Explorations Ltd (Canada)

In August 2000, the Company entered into an agreement with Beau Pre Explorations Ltd, a Canadian mining company, to process ore from their mine through a KDS. Preliminary work to increase durability of chain system to handle hard rock was required. The Company hired Robert Salter Ph.D. to develop a new impact system, to protect the process with a new patent, and if successful, implement the program on Beaupre's mineral claims on Valentine Mountain. The re-design and patent process was completed with patent pending status obtained in May 2001, and testing continued throughout the summer of 2001. The patent was allowed on September 4, 2003, however, this project has not proceeded due to Beaupre's inability to raise the required funding. Therefore, the KDS machine was returned to the Company in June 2004. Should funding be procured, then this project will be re-opened. Beaupre advises that they are making new plans which, if realized, could reactivate the project.

Honeywell Inc. ( Canada )

In March 2001, the Company signed a letter of interest with Honeywell to determine how the KDS could fit into Honeywell's overall business plans for creation of energy from alternative green fuel sources. To date some work has been done with product provided by Honeywell's clients and initial tests have proven the systems ability to produce a useable end product, but not at sufficient volumes to be economically viable. Last year we announced our discussions with Honeywell had been put on hold pending more accurate scientific analysis of our process and completion of cost/benefit feasibility analysis. To date, no further discussions have been opened up with Honeywell.

Mikuniya Environmental Management Systems (Japan)

In 2002, we made two visits to Japan to present our equipment to interested purchasers. As a result, on December 5, 2002, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent the Company in developing a market for its KDS equipment in Japan. In January 2003, we hosted a delegation of five Japanese companies who have expressed serious interest in importing our equipment to Japan. In December 2003, the agreement with EMSI was not renewed, but EMSI advise that they remain interested in working with the us on an ad hoc basis.

Alternative Green Energy Systems Inc. (Canada)

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

In January 2002, a KDS machine was shipped to Montreal where it has been enhanced to adapt to the processing of biomass and pulp sludge. Subsequently, in March 2003, it was moved to Atlantic Packaging's pulp & paper recycling plant in Whitby, Ontario for testing on a trial basis. Scientific advancements were made, but commercially viable throughput volumes were not achieved with this small scale model.

In February 2002, AGES signed an agreement with Hydro Quebec Capitech Inc. wherein Hydro Quebec Capitech agreed to invest CDN$1,000,000 equity in AGES's for research and development. The initial payment of CDN$600,000 was received in March 2002 and the balance of CDN$400,000 was received in March 2003.

Despite the inability to achieve sufficient volume with the small machine, on February 23, 2004, the Company granted AGES a modified license for the exclusive rights, to design, manufacture and sell a large scale version of the KDS machine to be used in the pulp and paper industry in Canada, the USA, and the European Union.

Under the license agreement with AGES, the Company retains ownership of all patents for the KDS technology, and owns rights to all the research conducted by AGES. AGES must sell one machine per year or pay $25,000 in lieu to maintain the exclusive rights granted in the agreement.

The Company owns 40 % of the outstanding shares of AGES.

Mitsui Engineering & Shipbuilding Co. Ltd (Japan)

In July 2004, subsequent to the date of these statements, the Company entered into a collaboration agreement with Mitsui Engineering to evaluate the opportunity of Mitsui entering into a license agreement to introduce the KDS technology to Japan. Mitsui's review and analysis of the technology and the market is now underway.

Halliburton Group Canada

In March 2004, United Zeolite Products Ltd. received a purchase order from Halliburton Group Canada for the supply of CDN$5,000,000 worth of micronized zeolite over a three years period. The product is to be produced at UZP's facility in Princeton, BC which is currently under construction. The first delivery of product out of Princeton is expected in the fall of 2004.

US Department of Energy Grant and USDA Grant

In 2003, the Company was awarded US$100,000 Phase I STTR grant by the US Dept of Energy and completed research for improving the drying component of its equipment. This research was successfully completed this year resulting in several significant advances being made to the technology. In 2004, the Company was also selected for a US$750,000 Phase II STTR research grant, but subsequent to the date of these statements, this grant was not awarded as the Company was determined not to be small US business pursuant to the rules of the Small Business Administration Act. However, the Company will be participating in a US Department of Agriculture funded project in conjunction with the University of Tennessee in the coming year.

The Waste and Resources Action Programme - UK (WRAP)

Subsequent to the date of these statements, on September 1, 2004, the Company signed a US$1,000,000 contract with WRAP, a UK government funded programme to support and improve markets for recycled materials in the UK. The contract provides for the purchase and installation on one complete "waste to energy KDS system" to be located at a soon to be identified industrial site in England. Funds will be provided by WRAP for equipment and its installation, market research, scientific research, re-design and adaptation of the equipment and supplementary systems for specific applications. Both FASC and AGES engineering staff will contribute to the project which will run for 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products.

Market

The KDS machine is viable for softer industrial rock, such as gypsum and zeolite, wood chips or chicken manure (embedded in sawdust), and any biomass at moisture levels below 60%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Improvements to the equipment continue and we are constantly experimenting to find solutions that increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 60% moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Some of these adaptations require additional research and until implemented, there is no certainty that the equipment will be accepted in all the proposed markets.

Competition

The Company has competition from other producers of microfine powders, most of who must use a series of equipment to achieve similar results. Some have much greater financial resources than the Company, but the Company believes its system is more cost effective than these competitors and that we can reasonably expect to attract a share of the marketplace.

Company Facilities

The Company's corporate offices are located at 811 - 100 Park Royal, West Vancouver, British Columbia, Canada, V7T 1A2 and the Company's sales and demonstration site moved to 6473 64th Street, Delta, British Columbia, Canada V4K 4E2. The phone numbers are (604) 913-9035 and (604) 940-6220, respectively. Fax numbers are (604) 925-1118 and (604) 940-6221.

Subsidiaries and other equity positions

Alternative Green Energy Systems Inc (AGES) - 40 % owned

The Company owns 40% of the outstanding shares of common stock of Alternative Green Energy Systems Inc., a Canadian federally incorporated corporation ("AGES")

United Zeolite Products Ltd. (UZP) - 25 % owned

In February 2004, FASC became a 1/3 rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. The plant is currently under construction and expected to be operational this fall. UZP has a CDN$5,000,000 contract to supply of micronized zeolite to Halliburton Group Canada. Subsequent to the date of these statements, Thelon Ventures Ltd. committed CDN$450,000 in cash to UZP and became the fourth partner in UZP, thereby by reducing each of the partner's equity position to 25 % each of UZP's outstanding shares. The funds are to be used to complete the construction of the Princeton facility.

First American Power Corp. - 100 % owned

The Company owns 100% of the outstanding shares of common stock of First American Power Corp. FAPC was formed for the purpose of providing research and development services exclusively to the Company that are eligible for Canadian research and development credits.

FASC (Malaysia) Bhd. Sdn.

In July 2004, the Company signed an agreement to form a joint venture within two Malaysian companies to construct a fully operational palm waste processing plant to be 100 % financed by the Malayian partners. Upon completion, the joint venture will be granted exclusive license for 21 years, to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture. A machine was purchased by the joint venture and shipped to Malaysia in August 2004.

VMH VideoMovieHouse.com Inc - 0% owned as of September 1, 2002

On September 1, 2002, the Company spun off its wholly owned subsidiary VMH VideoMovieHouse.com Inc ("VMH") a British Columbia corporation, to holders of the Company's common stock on June 30, 2002. Each Company shareholder received one share of VMH's common stock for each ten shares of the Company's common stock held on June 30, 2002. The Company shareholders did not receive cash in lieu of fractional shares, but fractional shares were rounded up to the next whole share. The Company has no further interest in VMH.

Pending Contracts

Atlantic Packaging Ltd

During the quarter ended December 31, 2002, AGES entered into a contingent sales agreement and delivered one machine to Atlantic Packaging Ltd. in which it gave a six-month trial period of the KDS machine. The trial period has been extended indefinitely. Atlantic Packaging have advised us that they will not purchase this small machine, but that they remain open to the possible purchase of a large scale machine when it becomes available. In the meantime, the machine remains at Atlantic Packaging's plant for further testing.

Employees

The Company currently has six full-time employees, including Messrs. Nichols and Kantonen members of the board of directors, and retains outside consultants when necessary.

Other

During the fiscal period ending June 30, 2004, the Company settled various accounts owing by issuance of common stock.

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

7. Issuance of Additional Shares. At June 30, 2004, there were 169,564,976 shares of common stock or 84.7 % of the 200,000,000 authorized shares of Common Stock of the Company outstanding and 30,435,024 shares remain unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smythe Ratcliffe, Chartered Accountants, on an annual basis. The rent is US$1,100 per month which has been pre-paid until March 2005.

In July 2003, the Company leased a new sales office at 6473 64 th Street, Delta, British Columbia, Canada containing 900 square feet plus a 1000 square feet covered area for the KDS equipment. The sales office is sub-leased from Aquadine Industries Ltd under a two year sub-lease agreement. The monthly rental is US$700 which has been pre-paid until June 2005.

On June 30, 2004, the Company owned four KDS machines. One machine is being stored in Northern Ireland. Two machines are located at Vancouver Blower as inventory. One machine is located at the Delta demonstrations center and is being used as a test and demonstration machine. A fifth machine is owned by AGES and is housed at Atlantic Packaging Ltd in Whitby, Ontario, Canada where it is being used for testing and for demonstrations. Subsequent to the date of these statements, in August 2004, one of the machines in inventory was sold to our Malaysian subsidiary for cash. Two of the other machines are destined to be installed in Princeton to process zeolite for Halliburton, leaving one machine remaining in inventory. Two new machines will be built this quarter, of which one is sold and will go to England under our contract with WRAP.

The Company had other fixed assets located in Bakersfield, California. The net book value of these assets was US$112,176 and consisted of bagging equipment, hoppers, electrical paneling, site preparation, paving, construction of building, and general storage bins. At June 30, 2002, these were totally impaired. The Company has office furniture and equipment costing $47,874 located in Delta British Columbia, Canada and West Vancouver, British Columbia, Canada.

The Company's registered office is # 700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened other than as described below:

Ford Motor Credit Company vs. First American Scientific Corp., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549.96, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549.96, but this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. As of the date hereof, the case has not been settled.

Interface Consultants Ltd. commenced an action in the Supreme Court of BC in July 2004 to collect CDN$28,555 they claim is owed for services they rendered to the Company in 1998. The Company denies any liability and counter-claims for costs stating that the services were never performed and that the action is frivolous.

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

No matters were submitted to a vote of shareholders in the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC." The table shows the high and low bid of the Company's Common Stock for the past two years:

Quarter ended		High	Low
2002	September 30 December 31	0.085 0.05	0.06 0.085

2003	March 31 June 30 September 30 December 31	0.075 0.07 0.06 0.07	0.051 0.034 0.04 0.04

2004	March 31 June 30	0.06 0.11	0.04 0.05

The Company has no outstanding options or warrants, or other securities convertible into, common equity other than as disclosed herein. Of the 169,564,976 shares of common stock outstanding as of June 30, 2004, all are free trading with the exception of 13,084,400 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 2, 2004, the Company had 5,674 shareholders of record of its Common Stock.

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

Securities authorized for issuance under equity compensation plans

The Company currently has one equity compensation plan. Prior to 2000, the Company had three additional stock option plans. All shares which were authorized under those plans have been exhausted.

The 2001 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan included 30,000,000 shares. To date options to purchase 30,000,000 shares have been granted and all options have been exercised or expired, leaving no shares available for issuance under the Plan.

The 2001A Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 20,000,000 shares. To date options to purchase 20,000,000 shares have been granted and all options have been exercised or expired, leaving no shares available for issuance under the Plan.

The 2003 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date options to purchase 10,000,000 shares have been granted and 7,055,600 options have been exercised, leaving no shares available for issuance under the Plan.

The 2004 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date options to purchase 9,918,600 shares have been granted, leaving 81,400 shares available for issuance under the Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2001 2001A	None -0- -0-	None -0- -0-	None -0- -0-
not approved by securities holders	2003 2004	-0- 3,364,600	-0- $0.05	-0- 81,400
Total		6,309,000		81,400

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company and are now entering our marketing phase. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. During the year, applications for two new process patents, one for the cryogenic freezing and shattering scrap rubber and one for extraction of precious metals from hard rock using our equipment have been issued. One other patent application for drying and recovery of fuel and clay from biomass using our equipment has been submitted and is pending status.

On June 30, 2004, we had current assets of $345,757 and current liabilities of $77,618 compared to June 30, 2003, when we had current assets of $306,696 and current liabilities of $178,315. Our working capital ratio on June 30, 2004 was 4.45:1 compared to June 30, 2003 when it was 1.72:1. Cash on hand as of June 30, 2004 was $59,822 down from $64,762 on June 30, 2003. This represents a significant improvement.

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company has met this minimum sales target of two sales for 2004, and has already as of the date of writing this report sold two additional machines for the first quarter of 2005, well ahead of this minimum.

In February 2004, AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. The Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario as a for demonstration purposes. It will not be purchased by AP as it has proved to be too small for there needs, however, AP remains interested in working with us in developing a large scale machine which is currently on the drawing board. New funding will have to be obtained before construction can proceed. Several avenues are under consideration. FASC owns 40 % of the outstanding shares of AGES and holds two out of five seats on its Board of Directors.

In February 2004, FASC became a one third partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. The plant is currently under construction and expected to be operational this fall. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. Subsequent to the date of these statements, Thelon Ventures Ltd. committed CDN$450,000 in cash to UZP and became the fourth partner in UZP, thereby by reducing each of the partner's equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. The first delivery of product out of Princeton is expected in the fall of 2004.

In July 2004, the Company signed an agreement to form a joint venture within two Malaysian companies to construct a fully operational palm waste processing plant to be 100 % financed by the Malayian partners. Upon completion, the joint venture will be granted exclusive license for 21 years, to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture. A machine was purchased by the joint venture and shipped to Malaysia in August 2004.

Our auditors have issued a going concern statement because they believe that we have not proven sufficient cash flow for us to maintain our operation for the next year. Consequently, our management may have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should sales and receipt of receivables not materialize. In the short term, some relief has come from loans from our officers and by the deferment of payment of officers' salaries. This cannot be expected to continue indefinitely.

As of June 30, 2004, there were 169,564,976 shares issued and outstanding.

Results of Operations - Year ending June 30, 2004

Revenue for the year ended June 30, 2004 was $373,569 compared to $200,834 for last year. This year's sales included the sale of two machines.

Net losses for the year ending June 30, 2004 were $886,688 or $0.01 per share compared to the year ending June 30, 2003 when they were $1,371,252 or $0.01 per share. Continued efforts to control and reduce operating costs and increase sales are being made. We sold two systems in the fourth quarter of 2004, and an additional two systems in the first quarter of 2005. Other sales are in the discussion stage.

The forming of a joint venture corporation (UZP) and the acceptance of the fourth partner ensures they will be in a position to service the requirements of the Halliburton contract while retaining a share of the profits in addition to our royalties. We believe this is the best business model to benefit from the technology.

The sale of equipment and license granted to First American Scinetific Corp's joint venture partners represents our first entry into the Asian market. If successful, we could sell a significant number of systems to the palm industry there, and form a base to enter other countries in that region. By retaining a 50 % interest in the Malaysian joint venture, we ensure control over use of our patents and will share in profits generated from the project in addition to receiving royalties.

The collaboration agreement with Mitsui Engineering is the result of two years of work developing relationships in Japan. We believe Mitsui's expertise and stature in the world markets can be particularly valuable to us in Japan and in other countries where Mitsui has a presence.

Despite AGES inability to achieve sufficient volume with the small machine to satisfy their clients, we granted them a modified license for the exclusive right to design, manufacture and sell a large scale version of the KDS machine to be used in the pulp and paper industry in Canada, the USA, and the European Union. They are continuing with their efforts to commercialize the equipment for the pulp industry.

We continue to focus on improving the KDS equipment's processing capacity and commercial viability for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate much needed sales.

Research and testing of animal waste, food waste, sewage, mineral rock, alluvial clay, zeolite, and glass continues. We have achieved economically viable production levels with chicken and horse manures, and are currently seeking suitable candidates interested in purchasing our equipment. We were received a research grant by the US Department of Energy, the "Small Business Technology Transfer (STTR) - Phase I Award." for US$84,000 and have completed all research with ONRL Some new and valuable data was discovered. Even though selected, we did not qualify to receive the Phase II award as we do not have a primary place of business in the USA. We intend to remedy this deficiency and re-apply next year.

We also received a CDN$13,250 research grant from the Canadian National Research Council which was spent testing coatings for improving hardness of our beater bars. Some useful new data was obtained from hardness testing at the University of BC and at our own facility.

We have closed our files on Beaupre Explorations Ltd, Hollywood Park Racetrack, Organic Waste Returns Ltd, and Honeywell Inc, as there has been no activity on them for quite sometime and because the agreements have expired. If interest resumes, we will re-open our discussions with these Customers. We are returning the Model 150 machine currently stored in Ireland to Vancouver for refurbishing which will be added to inventory ready to be sold.

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

Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Income (Loss)
Consolidated Statement of Stockholders' Equity
Consolidated Statements of Cash Flows

F-2 F-3 F-4 F-5
Notes to Consolidated Financial Statements	F-6

First American Scientific Corp.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2004 and 2003 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has limited cash resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 22, 2004

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
ASSETS	2004	2003

CURRENT ASSETS
Cash	$59,822	$64,762
Accounts receivable, net of allowance	78,626	3,019
Sales tax refunds	-	24,876
Prepaid expenses	16,867	23,597
Inventory	190,442	190,442
TOTAL CURRENT ASSETS	345,757	306,696

PROPERTY AND EQUIPMENT
Property and equipment	170,785	306,473
Less: Accumulated depreciation	(85,651)	(145,867)
TOTAL PROPERTY AND EQUIPMENT	85,134	160,606

OTHER ASSETS
Technology rights, net of amortization	1,025,742	1,152,743
Patents and manufacturing rights, net of amortization	160,394	171,884
Research and development refund receivables	-	83,085
Deposits	71	166
TOTAL OTHER ASSETS	1,186,207	1,407,878

TOTAL ASSETS	$1,617,098	$1,875,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$77,618	$178,315
TOTAL CURRENT LIABILITIES	77,618	178,315

LONG-TERM LIABILITIES
Notes and wages payable to related parties	230,584	110,276
TOTAL LONG-TERM LIABILITIES	230,584	110,276

COMMITMENTS AND CONTINGENCIES		-

MINORITY INTEREST IN SUBSIDIARY	-	225,116

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 169,564,976 and
152,646,376 shares issued and outstanding, respectively	169,565	152,646
Additional paid-in capital	11,972,976	11,200,120
Stock options	254,291	204,831
Accumulated deficit	(11,077,014)	(10,190,326)
Accumulated other comprehensive loss	(10,922)	(5,798)
TOTAL STOCKHOLDERS' EQUITY	1,308,896	1,361,473

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,617,098	$1,875,180

The accompaning notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		Year Ended June 30,
		2004		2003
REVENUES		$373,569		$200,834
COST OF SALES		178,971		150,000
GROSS PROFIT (LOSS)		194,598		50,834

OPERATING EXPENSES
Advertising		43,962		37,214
Amortization and depreciation		189,861		205,995
Consulting		151,561		136,332
Professional services		164,783		156,116
Wages		542,535		536,060
Research and development		126,867		109,531
General and administration		99,969		177,973
Bad debt expense		-		119,046
Rent		22,441		32,668
Loss on impairment of assets		-		152,732
Total Operating Expenses		1,341,979		1,663,667

LOSS FROM CONTINUING OPERATIONS		(1,147,381)		(1,612,833)

OTHER INCOME (EXPENSE)
Government grant		91,908		-
Interest expense		(9,130)		-
Income from change in accounting for AGES		177,915		-
Total Other Income (Expense)		260,693		-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(886,688)		(1,612,833)
INCOME TAXES		-		-
NET LOSS FROM CONTINUING OPERATIONS BEFORE
ALLOCATION TO MINORITY INTEREST		(886,688)		(1,612,833)
ALLOCATION OF LOSS TO MINORITY INTEREST		-		318,463
LOSS FROM DISTRIBUTED SUBSIDIARY		-		(76,882)
NET LOSS		(886,688)		(1,371,252)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(5,124)		4,045

COMPREHENSIVE NET LOSS		$(891,812)		$(1,367,207)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED FROM CONTINUING OPERATIONS		$(0.01)		$(0.01)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED FROM DISTRIBUTED SUBSIDIARY	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		164,934,976		147,600,687

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
						Accumulated Other
			Additional			Comprehensive	Total
	Common Stock		Paid-in	Stock	Accumulated	Income	Stockholders'
	Shares	Amount	Capital	Options	Deficit	(Loss)	Equity
Balance, June 30, 2002	142,213,018	$142,213	$11,105,694	$195,780	$(9,151,400)	$(9,843)	$2,282,444

Distribution to shareholders of VideoMovieHouse.com Inc.,
a former wholly owned subsidiary	-	-	(523,827)	-	332,326	-	(191,501)

Options issued for compensation	-	-	-	56,870	-	-	56,870

Common stock issued for cash at $0.06 per share	505,747	506	29,494	-	-	-	30,000

Common stock issued for consulting services at $0.06 per share	1,529,489	1,529	95,296	-	-	-	96,825

Common stock issued as compensation at $0.06 per share	5,558,455	5,558	352,603	(47,819)	-	-	310,342

Common stock issued for legal fees at $0.05 per share	750,000	750	37,000	-	-	-	37,750

Common stock issued for professional services at $0.05 per share	225,000	225	10,825	-	-	-	11,050

Common stock issued for prepaid rent at $0.05 per share	400,000	400	19,600	-	-	-	20,000

Common stock issued for prepaid lease at $0.06 per share	166,667	167	9,833	-	-	-	10,000

Common stock issued for debt at $0.05 per share	1,298,000	1,298	63,602	-	-	-	64,900

Foreign currency translation gain	-	-	-	-	-	4,045	4,045

Net loss for the year ended June 30, 2003	-	-	-	-	(1,371,252)	-	(1,371,252)
Balance, June 30, 2003	152,646,376	152,646	11,200,120	204,831	(10,190,326)	(5,798)	1,361,473

Common stock issued for cash at $0.04 per share	800,000	800	45,200	-	-	-	46,000
Options issued for expenses, compensation & consulting	-	-	-	83,060	-	-	83,060

Common stock issued and exercise of options
for services at $0.04 per share	6,560,000	6,560	260,380	(12,600)	-	-	254,340

Common stock issued as repayment of debt	400,000	400	39,600	-	-	-	40,000

Common stock issued for services at $0.048 per share	455,000	455	20,410	-	-	-	20,865

Common stock issued for services at $0.05 per share	1,850,000	1,850	90,650	-	-	-	92,500

Common stock issued and options exercised
as compensation at $0.04 per share	6,213,600	6,214	287,256	(21,000)	-	-	272,470

Common stock issued for rent expense at $0.05 per share	340,000	340	14,660	-	-	-	15,000

Common stock issued in payment of financing
expense at $0.05 per share	300,000	300	14,700	-	-	-	15,000

Foreign currency translation loss	-	-	-	-	-	(5,124)	(5,124)

Net loss for the year ended June 30, 2004	-	-	-	-	(886,688)	-	(886,688)
Balance, June 30, 2004	169,564,976	$169,565	$11,972,976	$254,291	$(11,077,014)	$(10,922)	$1,308,896

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(886,688)	$(1,371,252)
Discontinued operations	-	76,882
Loss allocated to minority interest	-	(318,463)
	(886,688)	(1,612,833)
Depreciation and amortization	172,424	205,995
Impairment and disposal of assets	-	7,758
Impairment of inventory	-	150,000
Bad debt expense	-	119,046
Stock and options issued for services and compensation	723,235	310,342
Stock issued for services	-	145,625
Stock issued for rent	15,000	20,000
Stock issued for services and current debt	-	64,900
Stock issued for interest expense	15,000	-
Options issued for compensation	49,460	-
Options issued for services	-	56,870
Income for change in accounting for AGES	(177,915)	-
Adjustments to reconcile net loss to net cash
provided (used) by operations:
Decrease (increase) in accounts receivable	(75,607)	8,867
Decrease (increase) in taxes and tax credits	107,961	3,081
Increase (decrease) in deposits for sales	-	100
Decrease (increase) in inventory	87,081	150,000
Decrease (increase) in deposits and prepaid expenses	95	(12,331)
Increase (decrease) in accounts payable	(139,277)	50,435
Increase (decrease) in commitments	-	(6,127)
(Decrease) increase in payable to related parties	37,981	70,000
Net cash provided (used) by operating activities	(71,250)	(268,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(40,846)	(9,359)
Investments	(44,950)	-
Investment in technology rights and patents	(6,503)	(16,224)
Investment in discontinued operations	-	14,143
Net cash provided (used) in investing activities	(92,299)	(11,440)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt, related party	(9,184)	(20,315)
Proceeds from borrowing	40,000	51,415
Proceeds from borrowing, related parties	86,091	54,176
Cash provided by minority interest	-	101,531
Proceeds from sales of stock	46,000	30,000
Net cash provided by financing activities	162,907	216,807
NET INCREASE (DECREASE) IN CASH	(642)	(62,905)
Other comprehensive gain (loss) - foreign currency translation	(4,298)	1,523
CASH - Beginning of year	64,762	126,144
CASH - End of period	$59,822	$64,762
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$723,235	$310,342
Common stock issued for rent	$15,000	$20,000
Common stock issued for services	$-	$145,625
Distribution of VMH VideoMovieHouse in spin-off	$-	$(191,501)
Stock issued for accounts payable and current debt	$-	$64,900
Options issued for services	$49,460	$-
Options issued for compensation	$-	$56,870
Common stock issued for interest expense	$15,000	$-
Common stock issued for equipment lease	$-	$10,000

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

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

During the year ended June 30, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. See Note 10.

The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company reported financial information from AGES on a consolidated basis due to its control of AGES. During the three months ended March 31, 2004, the Company sold the use of its technology and a KDS machine to AGES thereby giving up control in AGES. Accordingly, the Company after that quarter reports its investment in AGES using the equity method. See Note 10.

In September 1999, the Company entered into an agreement with VMH VideoMovieHouse.com Inc., (hereinafter "VMH"), a British Columbia company, whereby the Company acquired 100% of the common shares and the technology of VMH in return for a cash consideration of $250,000. VMH possesses domain names, a web page, and technology for the sale of videos, DVD's, and CD's through the internet. In 2001, the Company elected to spin-off VMH into its own separate entity, which became a fully reporting OTC publicly traded company in August 2002. See Notes 7 and 11.

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
June 30, 2004

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,077,014 through June 30, 2004 and has limited cash resources. The Company recorded increased sales during the year ended June 30, 2004, but generated a net loss of $886,688. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

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

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $43,962 and $37,214, for the years ended June 30, 2004 and 2003, respectively.

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

At June 30, 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

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

Historically, FASC has owned 40% of the outstanding shares of AGES, as well ownership of all AGES technology. AGES's license to use the technology was conditional upon it meeting certain conditions. Because, as of June 30, 2003, these conditions had not been met, FASC was deemed to be in a position of control and AGES was treated as a majority owned subsidiary of FASC with its financial statements consolidated with FASC.

During the year ended June 30, 2004, the agreement between FASC and AGES was renegotiated. Under the new agreement, AGES purchased the aforementioned technology and a KDS machine for $100,000. As a consequence of this transaction, it was determined that FASC no longer controlled AGES and that FASC will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been offset against net losses generated by AGES. See Note 10.

Minority Interest
At December 31, 2003, minority shareholders held a 60% interest in AGES. The related minority interest is shown on the accompanying consolidated balance sheet at June 30, 2003 when FASC had financial and management control of AGES. See Note 10.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Prepaid Expenses
Prepaid expenses consist of facility rent paid in advance and at June 30, 2003 also included an equipment operating lease paid one year in advance. These prepaid expenses will be amortized as used.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

Concentration of Risk
The Company maintains its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash accounts are business checking accounts in Canadian and United States dollars. The United States dollar account which had a balance of $26,361 at June 30, 2004 is not insured.

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

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset. At June 30, 2004, the Company had net deferred tax assets of approximately $2,377,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2004. The change in the deferred tax asset valuation allowance from June 30, 2003 to June 30, 2004 was $346,000.

The significant components of the deferred tax asset at June 30, 2004 and June 30, 2003 were as follows:

	June 30, 2004	June 30, 2003
Net operating loss carryforward	$6,990,000	$5,975,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2004	$49,460	-
For the year ended June 30, 2003	-	$203,000

Deferred tax asset	$2,377,000	$2,031,000
Deferred tax asset valuation allowance	$(2,377,000)	$(2,031,000)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

At June 30, 2004, the Company has net operating loss carryforwards of approximately $6,990,000, which expire in the years 2015 through 2024. The Company recognized approximately $49,460 of expenses from issuance of stock options for services in fiscal 2004, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets.

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

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At June 30, 2004, the accrued amount is approximately $19,000.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2004, accounts receivable were $78,626 with no allowance for doubtful accounts.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Every effort is made to collect on the accounts or to take possession of the equipment.

During the year ended June 30, 2004, the Company had $373,569 in revenue from the sale of two machines and related services.

During the year ended June 30, 2003, the Company sold three used KDS machines for $178,000 plus tax. These machines were all delivered and paid for by June 30, 2003. A receivable from one sale recorded in the year ended June 30, 2002 was fully reserved at June 30, 2003.

Reimbursements for Research and Development
The Canadian Government offers incentives to taxpayers carrying out scientific research and experimental development. The Canadian Government encourages Canadian companies to investigate ways of providing better products and better processing using advanced technologies. A 35% research and development reimbursable credit is available for Canadian owned companies with less than $200,000 taxable income in the previous year. AGES prepared the forms and submitted to Revenue Canada for its reimbursement of $83,085 for the year ended June 30, 2002. The research and development expenses attributed to this reimbursement are included in the Company's net loss for the U.S. income tax calculation. During the year ended June 30, 2004, the Company received cash reimbursement of $82,840 from the Canadian Government for the year ended June 30, 2002.

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

The components of inventory are as follows:

	June 30, 2004	June 30, 2003
Finished goods - KDS machines	$190,442	$190,442
	$190,442	$190,442

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

Machines sold during the year ended June 30, 2004 were reclassified from equipment to inventory at cost.

During the year ended June 30, 2003, the Company determined that the value of the three used KDS machines should be further reduced to $50,000 each, thereby resulting in an aggregate impairment charge of $150,000. See Note 3. There were no further impairments for the year ended June 30, 2004.

Recent Accounting Pronouncements
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company determined that there was no impact on the Company's financial statements from the adoption of this statement.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

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

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2004	June 30, 2003
Kinetic disintegration equipment (KDS)	$81,993	$240,865
Plant assets and equipment	56,424	24,359
Office equipment	32,368	41,249
Total assets	170,785	306,473
Less accumulated depreciation	(85,651)	(145,867)
	$85,134	$160,606

Depreciation expense for the year ended June 30, 2004 and the year ended June 30, 2003 was $46,870 and $62,320, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the years ended June 30, 2004 and June 30, 2003, as the Company does not have recorded assets with indeterminate lives.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

	June 30, 2004	June 30, 2003
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	272,699	266,224
	2,177,699	2,171,224
Less accumulated amortization	(991,563)	(846,597)
	$1,186,136	$1,324,627

Amortization expense for the year ended June 30, 2004 and the year ended June 30, 2003 was $142,991 and $143,667, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006.

The following is a summary of the costs of patents approved for the years ended June 30, 2004 and June 30, 2003:

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2002	$250,000	$(94,340)	$155,660
2003 Activity	16,224	-	16,224
Balance, June 30, 2003	266,224	(94,340)	171,884

2004 Activity	6,475	(17,964)	(11,849)
Balance, June 30, 2004	$272,699	$(112,304)	$160,395

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

NOTE 5 - COMMON STOCK

Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002 are not expected to impact the Company's financial statements. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

During the year ended June 30, 2004, the Company issued stock upon the exercise of options as follows: 8,865,000 shares of common stock as payment for services with a fair market value of $367,705; 6,213,600 shares of common stock for compensation with a fair market value of $272,470; 340,000 shares of common stock in payment of rent with a fair market value of $15,000; 300,000 shares of common stock in payment of financing expenses of $15,000; 800,000 shares of common stock for cash of $46,000 and 400,000 shares as repayment of debt with a fair market value of $40,000.

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

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the year ended June 30, 2004, the Company granted 19,918,600 options of which 16,918,600 were immediately exercised. The remaining 3,000,000 stock options were granted at the fair market value of the common stock at the date of grant. These options were granted for compensation, services and operating expenses at the average exercise price of $0.05.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

The fair value of each option granted during the year ended June 30, 2004 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 71%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the year ended June 30, 2004 in the amount of $83,060 was included in operating expense in the financial statements.

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

The fair value of each option granted during the year ended June 30, 2003 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 4%, volatility of 73%, expected life of 1 to 5 years, and no expected dividends. The value of these options granted during the year ended June 30, 2003 in the amount of $56,870 was included in operating expense in the financial statements.

There is no express termination date for the options, authorized by the two plans, although the Company's board may vote to terminate either plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	2,944,400	$0.05	-

2004 Stock Option Plan	3,364,600	$0.05	81,400

Total	6,309,000		81,400

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Option outstanding at July 1, 2002	2,650,000	$0.12
Cancelled	(2,037,891)	0.12
Granted	13,130,249	0.05
Exercised	(10,433,358)	0.06
Options outstanding and exercisable at June 30, 2003	3,309,000	$0.05

Options outstanding at July 1, 2003	3,309,000	$0.05
Granted	19,918,600	0.05
Exercised	(16,918,600)	0.05
Options outstanding and exercisable at June 30, 2004	6,309,000	$0.05

Weighted average fair value of options granted during the year ended June 30, 2004	$0.01

NOTE 7 - RELATED PARTIES

At June 30, 2004, the Company owes three of its shareholders $90,000 for accrued wages and $140,584 for loans made to the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

On May 29, 2003, the Company signed a two-year lease to rent a test facility in Delta, British Columbia commencing on June 1, 2003. Upon inception of the lease, two years of rent were prepaid by the issuance of 240,000 shares of Company stock.

NOTE 10 - JOINT VENTURES

United Zeolite Products Ltd.
During the year ended June 30, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. Under this agreement, FASC will deliver two KDS machines to United on a five year lease to be used to micronize zeolite. The lease is for five years with a lump sum payment of approximately $375,000 due at the end of the lease. United will pay FASC a royalty of $6 for each ton of zeolite processed. United has the right to terminate the lease during the first three months of the term. At June 30, 2004, there was no royalty receivable owed to FASC.

Beau Pre Explorations Ltd.
In August 2000, the Company entered into a joint venture agreement with Beau Pre Explorations Ltd., a Canadian mining company, to process ore from Beau Pre's mine using a KDS machine.

The KDS machine required modifications to increase the durability of the chain system to handle hard rock. The Company hired Robert Salter, Ph.D. to develop a new impact system, which it could then protect with a new patent. When the modifications to the KDS machine were successful, implementation of the process commenced on Beau Pre's mineral mining claims on Valentine Mountain. The redesign and patent process was completed, with patent pending status obtained, in May 2001, and testing continued throughout the summer of 2001. The equipment was moved to a staging site near the Valentine Mountain mining site in 2002 to begin the final testing. The patent was allowed on September 4, 2003. The testing of various new beater bar alloys and coatings is continuing, and progress is being made, however, there is no certainty that commercially viable levels of production can be met. The Company's investment consists of costs incurred for equipment improvements and upgrades for the processing of gold-bearing quartz mineral rock found on the Valentine Mountain mine site.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

AGES
In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement. Under the original joint venture agreement, FASC retained ownership of all existing KDS technology and all new AGES developed intellectual property which was to be licensed to AGES for use in its designated territories. The license agreement was conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES's second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.'s full investment had been received.

In February 2003, FASC deferred the payment terms of the joint venture agreement with AGES for one additional year, until February 21, 2004.

In February 2004, the Company finalized its agreement with AGES by granting AGES exclusive rights to the KDS technology for 20 years for applications in the pulp and paper industry in North America and the European Economic Community ("EEC") at which point FASC relinquished management control over AGES. AGES agreed to purchase the existing test machine in its possession for $100,000 to be paid in four equal installments payable upon closing of the first four sales made by AGES. In addition, AGES agreed to pay a minimum of $500,000 in royalties at $25,000 per machine sold, a minimum of one per year, to maintain the exclusive rights in the territory. During the year ended June 30, 2004, FASC changed its accounting for AGES to the equity method. The balance of its investment in AGES has been netted with its share of accumulated losses from AGES resulting in a zero balance.

In July 2004, the Company finalized an agreement with two Malaysian companies to market and sell the KDS Micronex Machine. See Note 12.

NOTE 11 - SPIN-OFF OF VMH VIDEOMOVIEHOUSE.COM INC.

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
June 30, 2004

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

In accordance with generally accepted accounting principles, the financial results for VMH are reported as discontinued operations or "distributions to subsidiary" and the Company's financial results of prior periods were restated. Condensed results of the discontinued operations "loss from distributed subsidiary" were as follows for the years prior to its spin-off:

	June 30, 2002	June 30, 2001
Net Sales	$286,869	$4,222
Loss Before Income Taxes	$(193,377)	$(23,151)
Income Tax Expense	-	-
Net Loss	$(193,377)	$(23,151)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2004

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

NOTE 12 - SUBSEQUENT EVENTS

On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies, to sell and market the KDS Micronex Machine. Under the terms of the agreement, the joint venture ordered one KDS Micronex Machine from FASC at a cost of $140,000 and set up a demonstration plant in Malaysia for the KDS System utilizing the KDS Micronex Machine acquired from the Company. At September 9, 2004, this KDS machine has been sold, shipped and paid for.

On August 6, 2004, the Company entered into a agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a UK Government funded program that supports research to improve markets for recycled materials and products in the UK. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP will purchase a KDS Micronex Machine at a price of $175,000. Also, WRAP will provide agreed funding in the amount of ^540,000 (approximately $968,700 on the agreement date), to be disbursed at WRAP's sole discretion for R&D purposes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting identified in connection with the Company evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position

John Brian Nichols	67	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	53	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	62	Secretary and member of the Board of Directors

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

Calvin L. Kantonen,CGA - Chairman of the Board of Directors, Treasurer and Chief Financial Officer.

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

David L. Gibson, BA, LLB - Secretary and member of the Board of Directors

Since April 2001, Mr. Gibson has been the Secretary and a member of the Board of Directors. Mr. Gibson received a BA in Economics and Political Science in 1968 and obtained his law degree from the University of British Columbia in 1971. Mr. Gibson is retired from the practice of law in Canada after 30 years specializing in the areas of corporate law, commercial practices and estate planning.

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

Compliance with Section 16 (a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, our officers, directors and owners of 10% or more of our outstanding shares have not filed all Forms 3, 4 and 5 required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by the Company for each officer and director of the Company during the past three years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table

Long Term Compensation
Annual Compensation	Awards	Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options / SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Brian Nichols President, CEO	2004 2003 2002	120,000 120,000 120,000	50,000 0 0	0 0 0	0 0 0	0 0 1,809,000	0 0 0	0 0 0

Cal Kantonen CFO, Treasurer	2004 2003 2002	120,000 120,000 120,000	50,000 0 0	0 0 0	0 0 0	0 0 1,500,000	0 0 0	0 0 0

David Gibson Secretary	2004 2003 2002	0 0 0	0 0 0	0 0 0	0 0 0	0 0 250,000	0 0 0	0 0 0

[1] All compensation received by the officers and directors has been disclosed.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2005, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen Brian Nichols	Treasurer and CFO President and CEO	2005 2005	$ $	150,000 150,000

Option/SAR Grants

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

The 2004 Plan registered 10,000,000 shares. 3,700,000 options have been granted and 6,300,000 shares remain in the Plan.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2004 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2004

Individual Grants
Name	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Yr	Exercise or Base Price	Expiration Date
Brian Nichols [1]	2,000,000	50%	$0.05	Sept. 30, 2005
Cal Kantonen [1]	2,000,000	50%	$0.05	Sept. 30, 2005

Aggregated Option/SAR Exercises and Fiscal 2004 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2004 by each of the named executive officers, and the fiscal 2004 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2004 and Option/SAR Values at June 30, 2004

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)		Value of Unexercised In-the-Money Options/SARs at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	4,331,800	Nil	900,000	nil	$6,250	nil
Cal Kantonen	4,331,800	Nil	1,500,000	nil	nil	nil

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

Name of owner	Number of Shares	Position	Percent of Class

Brian Nichols	5,259,300	President, Principal Executive Officer and a Director	3.10%

Cal Kantonen	7,061,600	Chairman of Board of Directors, Treasurer and Principal Financial Officer	4.16%

David Gibson	450,000	Secretary and a Director	0.26%
All officers and directors as a group (3)	12,770,900		7.52%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2004, $150,000 of related party wages were paid with stock options to Mr. Kantonen and Mr. Nichols.

At June 30, 2004, the Company owed its officers a total of $140,584 for loans and $90,000 for unpaid salaries.

During the year ended June 30, 2004, the Company issued stock options to acquire up to 8,762,000 shares of common stock to its officers and employees at exercise prices ranging from $0.04 to $0.055 which were equal to the fair market value of the stock on the date of grant.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-06851 on June 26, 1996. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	The 1996 Nonqualified Stock Option Plan.

The following documents are incorporated by reference from the Company's Form 10-KSB for the period ending June 30, 1997:

Exhibit No.	Description
3.3	Articles of Incorporation of First American Power Corp ( formerly 521345 B.C. Ltd.)

The following documents are incorporated by reference from the Company's Form 10-KSB for the period ending June 30, 1998:

Exhibit No.	Description
3.4	Amended Articles of Incorporation.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102560 on January 17, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	2003 Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB and amendments thereto for the period ended June 30, 2003:

Exhibit No.	Description
14.1	Code of Ethics
99.1	Representative Agreement Between Environmental Management Systems Institute Inc. and the Company
99.2	Audit Committee Charter
99.3	Disclosure Committee Charter

The following exhibits are filed with this report:

Exhibit No.	Description
23.1	Consent of Williams & Webster, P.S., independent certified public accountants.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2003. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $52,400 for the fiscal year ended June 30, 2003 and approximately $42,200 for the fiscal year ended June 30, 2004 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2003 and June 30, 2004 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was paid approximately $3,800 any aggregate fees for the fiscal year 2003 and approximately $5,900 for the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice and tax planning. This service was for the preparation of Form 1120 for the Company's subsidiary.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2003 and June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2004.

FIRST AMERICAN SCIENTIFIC CORP.

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

SIGNATURES	TITLE	DATE

/s/ John Brian Nichols
John Brian Nichols	President, Principal Executive Officer and member of the Board of Directors	September 28, 2004

/s/ Calvin L. Kantonen
Calvin L. Kantonen	Treasurer, Principal Financial Officer and Chairman of the Board of Directors	September 28, 2004

/s/ David Gibson
David Gibson	Secretary and member of the Board of Directors	September 28, 2004