Form 10QSB
period 2004-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2004-11-10
CIK 1002822

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

=========================================================================

PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2004	2004
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$17,081	$59,822
Accounts receivable, net of allowance	38,938	78,626
Prepaid expenses and other assets	11,178	16,867
Inventory	177,875	190,442
TOTAL CURRENT ASSETS	245,072	345,757

PROPERTY AND EQUIPMENT
Property and equipment	171,629	170,785
Less: Accumulated depreciation	(93,866)	(85,651)
TOTAL PROPERTY AND EQUIPMENT	77,763	85,134

OTHER ASSETS
Technology rights, net of amortization	993,992	1,025,742
Patents and manufacturing rights, net of amortization	156,220	160,394
Deposits	71	71
TOTAL OTHER ASSETS	1,150,283	1,186,207

TOTAL ASSETS	$1,473,118	$1,617,098

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,334	$77,618
Deposit on sale of equipment
TOTAL CURRENT LIABILITIES	70,334	77,618

LONG-TERM LIABILITIES
Notes and wages payable to related parties	182,690	230,584
TOTAL LONG-TERM LIABILITIES	182,690	230,584

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 171,313,865 and 169,564,976
shares issued and outstanding, respectively	171,314	169,565
Additional paid-in capital	12,070,467	11,972,976
Stock options	254,291	254,291
Accumulated deficit	(11,267,209)	(11,077,014)
Accumulated other comprehensive loss	(8,769)	(10,922)
TOTAL STOCKHOLDERS' EQUITY	1,220,094	1,308,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,473,118	$1,617,098

See accompanying condensed notes to interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended September 30,
		2004		2003
		(unaudited)		(unaudited)

REVENUES		$147,646		$13,653

COST OF SALES		70,221		-

GROSS PROFIT		77,425		13,653

OPERATING EXPENSES
Advertising		821		-
Amortization and depreciation		44,510		62,462
Professional services		68,800		18,288
Wages and benefits		100,874		211,778
Commissions		9,240		-
Research and development		2,885		24,044
General and administration		40,490		141,419
Total Operating Expenses		267,620		457,991

INCOME (LOSS) BEFORE INCOME TAXES		(190,195)		(444,338)

INCOME TAXES		-		-

NET INCOME (LOSS) BEFORE ALLOCATION TO MINORITY INTEREST		(190,195)		(444,338)

ALLOCATION OF LOSS TO MINORITY INTEREST		-		56,818

NET INCOME (LOSS)		(190,195)		(387,520)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		2,153		(1,097)

COMPREHENSIVE NET INCOME (LOSS)		$(188,042)		$(388,617)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		170,370,532		154,943,310

See accompanying condensed notes to interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, July 1, 2003	152,646,376	$152,646	$11,200,120	$204,831	$(10,190,326)	$(5,798)	$1,361,473

Common stock issued for cash at $0.04 per share	800,000	800	45,200	-	-	-	46,000

Options issued for expenses, compensation &
consulting	-	-	-	83,060	-	-	83,060

Common stock issued and exercise of options for
services at $0.04 per share	6,560,000	6,560	260,380	(12,600)	-	-	254,340

Common stock issued as repayment of debt	400,000	400	39,600	-	-	-	40,000

Common stock issued for services at $0.048 per
share	455,000	455	20,410	-	-	-	20,865

Common stock issued for services at $0.05 per
share	1,850,000	1,850	90,650	-	-	-	92,500

Common stock issued and options exercised as
compensation at $0.04 per share	6,213,600	6,214	287,256	(21,000)	-	-	272,470

Common stock issued for rent expense at $0.05
per share	340,000	340	14,660	-	-	-	15,000

Common stock issued in payment of financing
expense at $0.05 per share	300,000	300	14,700	-	-	-	15,000

Foreign currency translation loss	-	-	-	-	-	(5,124)	(5,124)

Net loss for the year ended June 30, 2004	-	-	-	-	(886,688)	-	(886,688)

Balance, June 30, 2004	169,564,976	169,565	11,972,976	254,291	(11,077,014)	(10,922)	1,308,896

Common stock issued for cash at approximately $0.07 per share	138,889	139	9,861	-	-	-	10,000

Common stock issued for compensation and other
services at prices ranging from approximately to
$0.04 to $0.06 per share	1,610,000	1,610	87,630	-	-	-	89,240

Foreign currency translation loss	-	-	-	-	-	2,153	2,153

Net loss for the period ended September 30, 2004
(unaudited)	-	-	-	-	(190,195)	-	(190,195)

Balance, September 30, 2004 (unaudited)	171,313,865	$171,314	$12,070,467	$254,291	$(11,267,209)	$(8,769)	$1,220,094

See accompanying condensed notes to interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended September 30,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(190,195)	$(387,520)
Loss allocated to minority interest	-	(56,818)
	(190,195)	(444,338)

Depreciation and amortization	44,510	62,462
Stock issued for services and compensation	89,240	118,180
Stock issued for expenses	-	27,000
Stock issued for services and current debt	-	11,340
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	39,688	2,301
Decrease (increase) in taxes and tax credits	-	(24,423)
Decrease (increase) in inventory	12,567	-
Decrease (increase) in deposits and prepaid expenses	5,689	(153)
(Decrease) increase in accounts payable	(7,284)	102,841
(Decrease) increase in accounts payable, related party	-	53,623
Net cash (used) in operating activities	(5,785)	(91,167)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Purchase of plant and equipment	(844)	-
Net cash provided by investing activities	(844)	-

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Proceeds from stock transactions	10,000
Notes payable, related parties	(47,894)	43,882
Net cash provided (used) by financing activities	(37,894)	43,882

NET INCREASE (DECREASE) IN CASH	(44,523)	(47,285)

Other comprehensive income (loss)	1,782	202

CASH - Beginning of year	59,822	64,792

CASH - End of period	$17,081	$17,709

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$89,240	$118,180
Stock issued for expenses	$-	$27,000
Stock issued for services and current debt	$-	$11,340

See accompanying condensed notes to interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2004

______________________________________________________________________________________________

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter "FASC" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2004

______________________________________________________________________________________________

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,267,209 through September 30, 2004 and has limited cash resources. The Company recorded increased sales during the period ended September 30, 2004, but generated a net loss of $190,195. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with AGES as well as the joint venture with FASC (Malaysia) SBN.BHD.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the three months ended September 30, 2004, the Company sold one machine.

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

NOTE 3 - COMMON STOCK

During the three months ended September 30, 2004, the Company issued 1,610,000 shares of common stock upon the exercise of options for compensation and other services with a fair market value of $89,240. Additionally the Company sold 138,889 shares of common stock for cash of $10,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2004

______________________________________________________________________________________________

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the year ended June 30, 2004, the Company granted 1,610,000 options of which 1,610,000 were immediately exercised.

NOTE 5 - RELATED PARTIES

At September 30, 2004, the Company owes three of its shareholders $90,000 for accrued wages and $92,690 for loans made to the Company.

NOTE 6 - JOINT VENTURE

In July 2004, the Company signed an agreement to form a joint venture with two Malaysian companies to construct a fully operational palm waste processing plant to be 100% financed by the Malaysian partners. Upon completion, the joint venture will be granted exclusive license for 21 years, to market the KDS equipment in Malaysia. In addition to earning royalties from all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture. A machine was purchased by the joint venture and shipped to Malaysia in August 2004.

NOTE 7 - CONTRACTS

On August 6, 2004, the Company entered into a agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a UK Government funded program that supports research to improve markets for recycled materials and products in the UK. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP will purchase a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP's sole discretion for R&D purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the United States, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan and Malaysia. We have now reached proven commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems which are operating in Canada, the United States, Poland, and Malaysia, and have several new sales pending.

On September 30, 2004, we had current assets of $245,072 and current liabilities of $70,334 compared to the previous year on September 30, 2003 when we had $281,918 in current assets and $281,516 in current liabilities . Our working capital ratio on September 30, 2004 was 3.48:1, which represents a significant improvement over last year when the working capital ratio was 1.0:1 on September 30, 2003.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a CDN$600,000 research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a Canadian pulp mill. The approved location will be announced when agreements are finalized.

Waste Resources Action Program (WRAP) Research Funding

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide US$1,000,000 for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. Our engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. We were identified as a key industry partner for its history of developing novel size reduction and separation processes. Our contribution to this research project is ongoing.

US Department of Energy - Phase II Grant

Although we were selected for a further US Dept of Energy (DOE) Phase II grant, that application did not proceed as we did not have a principle place of business in the United States. When this deficiency is remedied, we intend to reapply.

Accounting issues

We believe that the carrying value of our technology licenses, patents and manufacturing rights is fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and our projections to sell at least two machines each year through 2006. We have met this minimum sales target in fiscal year 2004, and we expect to exceed that target in fiscal year 2005 having already sold two systems so far this fiscal year.

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

As of September 30, 2004 there were 171,313,865 shares issued and outstanding.

Results of Operations - Quarter ending September 30, 2004

Revenue for the quarter ended September 30, 2004 was $147,646 compared to $453,655 for the same period last year. This quarter's revenue included the sale of one system to our joint venture corporation in Malaysia. There were no equipment sales in the same period last year. three used to Vancouver Island Re-Cycling Ltd. Full payment has been received and all machines delivered. The cost of the machines sold in 2003 was $150,000. This is the impaired value of the three used machines. The cost of the three machines sold in 2002 was $290,893.

Sales efforts are ongoing with several major projects in final stage of negotiation. Subsequent to the date of these statements, in October 2004, we received a deposit from the Waste Resources Action Program (WRAP) of the UK for the purchase of one system which is currently being fabricated and scheduled for delivery in November 2004.

Net losses for the quarter ending September 30, 2004 were $188,042 or less than $0.01 per share compared to $388,617 for the same period last year. Efforts increase revenue and to control and reduce operating costs are continual.

We are participating in profits and royalties in three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture - Halliburton contract

In February 2004, we became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a British Columbia company formed to build and operate a specialty zeolite processing plant in Princeton, British Columbia. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004, Thelon Ventures Ltd., a Canadian company committed CDN$450,000 in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25% each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report, Thelon has advanced $350,000 to UZP and the building construction is complete. KDS equipment was delivered in October 2004 and now is operational. The first production runs for Halliburton are expected to begin in the November 2004.

Malaysian Joint Venture

In September 2004, we signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100% financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, we will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A machine was purchased by FASCMBS and shipped to Malaysia in August 2004. Operations in Malaysia are expected to commence in November 2004.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES received was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. We own 40% of AGES. Plans for a new KDS Model 3000 have been finalized with the first sale pending. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario for experimentation and demonstration purposes.

Other material contracts signed:

Mitsui Engineering & Shipbuilding Co. Ltd - Collaboration Agreement for Japan

In July 2004, we signed a collaboration with Mitsui Engineering and Shipbuilding Co. Ltd. (MES) wherein Mitsui will conduct a feasibility study into the marketability of the KDS Micronex System in Japan and evaluate the opportunity of venturing into a licensing agreement with us to introduce the KDS technology to the Japanese market. It was further agreed that MES would undertake all necessary steps to file and protect our patents in Japan. As of today's date, patent applications have been filed and the agreement has been extended until November 30, 2004 in order to allow time to finalize an exclusive marketing agreement.

Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, and the USDA, research will continue into developing commercially viable applications for our technology.

Summary of Recent accomplishments

Apr 2004	Sale to Firma Codogni, Poland
June 2004	Sale to Atlas Mining, Utah
July 2004	USDA grant participation with University of Tennessee
Sept 2004	Sale to WRAP and grant awarded/sign funding agreement
July 2004	Sign Collaboration Agreement with Mitsui - Japan
Sept 2004	Sale to FASC Malaysia/sign JV agreement
Oct 2004	UZP/Halliburton project funding secured
Oct 2004	SDTC grant awarded to AGES/sign funding agreement
Nov 2004	Equipment commissioned at UZP Princeton site

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2004.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors