Form 10QSB
period 2004-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2005-02-09
CIK 1002822

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$38,292	$59,822
Accounts receivable, net of allowance	10,621	78,626
Prepaid expenses and other assets	5,478	16,867
Inventory	155,204	190,442
TOTAL CURRENT ASSETS	209,595	345,757

PROPERTY AND EQUIPMENT
Property and equipment	95,714	170,785
Less: Accumulated depreciation	(26,947)	(85,651)
TOTAL PROPERTY AND EQUIPMENT	68,767	85,134

OTHER ASSETS
Technology rights, net of amortization	962,242	1,025,742
Patents and manufacturing rights, net of amortization	151,331	160,394
Deposits	-	71
TOTAL OTHER ASSETS	1,113,573	1,186,207

TOTAL ASSETS	$1,391,935	$1,617,098

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$43,482	$77,618
TOTAL CURRENT LIABILITIES	43,482	77,618

LONG-TERM LIABILITIES
Notes and wages payable to related parties	252,216	230,584
TOTAL LONG-TERM LIABILITIES	252,216	230,584

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 174,673,865 and 169,564,976
shares issued and outstanding, respectively	174,674	169,565
Additional paid-in capital	12,177,447	11,972,976
Stock options	254,291	254,291
Accumulated deficit	(11,493,767)	(11,077,014)
Accumulated other comprehensive income/loss	(16,408)	(10,922)
TOTAL STOCKHOLDERS' EQUITY	1,096,237	1,308,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,391,935	$1,617,098

See accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended				Six Months Ended
		December 31,				December 31,
		2004		2003		2004		2003
		(unaudited)		(unaudited)		(unaudited)		(unaudited)

REVENUES		$180,058		$61,210		$327,704		$74,863

COST OF SALES		65,932		-		136,153		-

GROSS PROFIT		114,126		61,210		191,551		74,863

OPERATING EXPENSES
Amortization and depreciation		44,510		40,983		89,020		94,917
Professional services		66,379		62,030		135,179		80,318
Wages		186,280		146,511		287,154		358,289
Commissions		463				9,703
Research and development		349		35,366		3,234		59,410
General and administration		43,193		41,373		84,014		191,320
Total Operating Expenses		341,174		326,263		608,304		784,254

OTHER INCOME (EXPENSE)		-		-		-		-

LOSS FROM CONTINUING OPERATIONS		(227,048)		(265,053)		(416,753)		(709,391)

LOSS FROM DISTRIBUTED SUBSIDIARY		-		-		-		-

LOSS BEFORE INCOME TAXES		(227,048)		(265,053)		(416,753)		(709,391)

INCOME TAXES		-		-		-		-

NET LOSS BEFORE ALLOCATION TO MINORITY INTEREST		(227,048)		(265,053)		(416,753)		(709,391)

ALLOCATION OF LOSS TO MINORITY INTEREST				35,885				92,703

NET LOSS		(227,048)		(229,168)		(416,753)		(616,688)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(3,333)		(1,340)		(5,486)		(2,437)

COMPREHENSIVE NET LOSS		$(230,381)		$(230,508)		$(422,239)		$(619,125)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		173,257,198		156,331,643		171,983,865		156,853,309

See accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2004	2003
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN OPERATING ACTIVITIES
Net loss	$(416,753)	$(616,688)
Loss allocated to minority interest	-	(92,703)
	(416,753)	(709,391)

Depreciation and amortization	89,001	94,917
Stock issued for services and compensation	120,000	159,964
Stock issued for expenses	-	27,000
Stock issued for services and consulting	79,580	110,080
Options issued for compensation	-	33,600
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	68,005	(6,778)
Decrease (increase) in taxes and tax credits	-	(34,750)
Decrease (increase) in inventory	35,238	-
Decrease (increase) in deposits and prepaid expenses	11,389	2,994
(Decrease) increase in accounts payable	(34,136)	3,461
(Decrease) increase in wages payable, related party	-	165,600
Net cash provided (used) by operating activities	(47,676)	(153,303)

CASH FLOWS PROVIDED (USED) IN INVESTING ACTIVITIES
Net cash provided (used) by investing activities	-	-

CASH FLOWS PROVIDED (USED) IN FINANCING ACTIVITIES
Proceeds from stock	10,000	-
Notes payable, related parties	21,632	128,198
Net cash provided (used) by financing activities	31,632	128,198

NET INCREASE (DECREASE) IN CASH	(16,044)	(25,105)

Other comprehensive income (loss)	(5,486)	(2,437)

CASH - Beginning of year	59,822	64,762

CASH - End of period	$38,292	$37,220

SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest Expense Paid	$-	$-
Income Taxes Paid	$-	$-

NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$-	$159,964
Common stock issued for services	$79,580	$110,080
Options issued for service & compensation	$-	$33,600
Stock issued for accrued compensation	$120,000	$-
Stock issued for expenses	$-	$27,000

See accompanying notes.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2004

______________________________________________________________________________

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

Operating results for the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,493,767 through December 31, 2004 and has limited cash resources. The Company recorded increased sales during the period ended December 31, 2004, but generated a net loss of $416,753. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with AGES as well as the joint venture with FASC (Malaysia) SBN.BHD.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2004

______________________________________________________________________________

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the six months ended December 31, 2004, the Company sold two machines.

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

Recent Accounting Pronouncements
 In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 152, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2004

______________________________________________________________________________

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

NOTE 3 - COMMON STOCK

During the six months ended December 31, 2004, the Company issued 3,000,000 shares of common stock upon the exercise of options for compensation with a fair market value of $120,000; 1,1970,000 shares of common stock upon the exercise of options for services with a fair market value of $79,580; and 138,889 shares of common stock for $10,000 cash.

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the six months ended December 31, 2004, the Company granted 5,108,889 options of which 5,108,889 were immediately exercised.

NOTE 5 - RELATED PARTIES

At December 31, 2004, the Company owes two of its shareholders $180,000 for accrued wages and $72,216 for loans made to the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2004

______________________________________________________________________________

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

NOTE 7 - CONTRACTS

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a UK Government funded program that supports research to improve markets for recycled materials and products in the UK. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP will purchase a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP's sole discretion for R&D purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan and Malaysia. We have now reached proven commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems which are operating in Canada, the Unites States, Poland, Malaysia, and have recently shipped one machine to a pulp mill in the UK.

On December 31, 2004, we had current assets of $209,595 and current liabilities of $43,482 compared to the previous year on December 31, 2003 when we had $258,228 in current assets and $181,776 in current liabilities . Our working capital ratio on December 31, 2004 was 4.8:1, which represents a significant improvement over last year when the working capital ratio was 1.42:1 on December 31, 2003.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a CDN$600,000 research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a Canadian pulp mill. The approved location will be announced when agreements are finalized.

Waste Resources Action Program (WRAP) Research Funding

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was shipped to London, England on December 27, 2004

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Department of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The first organizational meeting to establish priorities was attended by our Vice President of Research in December 2004.

US Department of Energy Grant

Although we were selected for a further US Department of Energy (DOE) Phase II grant, that application did not proceed as we did not have a principle place of business in the USA.

After remedying the deficiency, we subsequently reapplied for a new Phase I grant on December 14, 2004.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company met this minimum sales target in fiscal year 2004, and has already met the target for fiscal year 2005.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $250,000 as of this date. This cannot be expected to continue indefinitely.

As of December 31, 2004, there were 174,673,865 shares issued and outstanding.

Results of Operations - Quarter ending December 31, 2004

Revenue for the quarter ended December 31, 2004 was $180,058 compared to $61,210 for the same period last year. This quarter's revenue included the sale of one system to WRAP in England. There were no equipment sales in the same period last year. Sales efforts are ongoing with several major projects in final stage of negotiation.

Net losses for the quarter ending December 31, 2004 were $230,381or less than $0.01 per share compared to $230,508 for the same period last year. Efforts increase revenue and to control and reduce operating costs are continual.

The Company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture - Halliburton contract

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a CDN$5,000,000 contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004, Thelon Ventures Ltd., a Canadian company committed CDN$450,000 in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report the building construction is complete. KDS equipment has been delivered in is operational. Delays were experienced in receiving electrical service to the site and recent road closures due to severe winter weather, but this has now been resolved and the first production runs are expected to begin in shortly.

Malaysian Joint Venture

In September 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A machine was purchased by FASCMBS and shipped to Malaysia in August 2004. Operation of the equipment is now ongoing with and sampling runs of empty bunch, shell & coconut fibre underway.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES received was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. FASC owns 40 % of AGES. Plans for a new KDS Model 3000 have been finalized with the first sale pending. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario for experimentation and demonstration purposes.

Other material contracts :

Waste Resourses Action Program - UK

Under agreement with FASC, WRAP has agreed to provide up to US$1,000,000 for the purchase and installation of one complete KDS system to be located at a local pulp mill in the UK and for market research, scientific research and re-design of supplementary systems for industry-specific applications. The site will be announced when details are finalized. FASC engineering staff will be working with WRAP for the duration of the project which will run for approximately 18 months. For the project, the KDS will be the key technology to dewater sludge and enable the separation and recycling of fiber and clay for a variety of applications.

Mitsui Engineering & Shipbuilding Co. Ltd - Collaboration Agreement for Japan

In July 2004, FASC signed a collaboration with Mitsui Engineering and Shipbuilding Co. Ltd. (MES) wherein Mitsui will conduct a feasibility study into the marketability of the KDS Micronex System in Japan and evaluate the opportunity of venturing into a licensing agreement with us to introduce the KDS technology to the Japanese market. It was further agreed that MES would undertake all necessary steps to file and protect First American's patents in Japan. Patent applications have been filed and the agreement was extended in order to allow time to negotiate an exclusive marketing agreement. More details will be provided when they materialize.

Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, and possibly DOE, our research will continue into developing commercially viable applications for our technology.

Summary of accomplishments this fiscal year:

July 2004	USDA grant participation with University of Tennessee
July 2004	Sign Collaboration Agreement with Mitsui - Japan
September 2004	Sale to WRAP and grant awarded/sign funding agreement
September 2004	Sale of KDS to FASC Malaysia/sign JV agreement
October 2004	UZP/Halliburton $450,000 Cdn project funding secured
October 2004	CDN$600,000 SDTC grant awarded to AGES
October 2004	file patent applications in Malaysia
November 2004	Equipment commissioned at UZP Princeton site
December 2004	Construct and ship machine to England for WRAP project

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative and rent a sales offices and demonstration facility in Delta, British Columbia. AGES rents office space in Montreal, Quebec.

Trends

Sales efforts are beginning to bring results with one system sold in each of the last four quarters and several new major projects in the final stage of negotiation, however, as of the date of this report we have no firm contracts to purchase any machines. Based upon the sale of a minimum of eight machines over a one year period, we have projected sales of at least $2,000,000 next year.

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

ITEM 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, First American Scientific Corp.'s Principal Executive Officer and their Principal Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, First American Scientific Principal Executive and Principal Financial Officer each concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent quarter that may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of February, 2005.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors