Form 10QSB
period 2005-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2005-05-13
CIK 1002822

==================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

===================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,
	2005	June 30,
ASSETS	(Unaudited)	2004

CURRENT ASSETS
Cash	$21,144	$59,822
Accounts receivable, net of allowance	17,421	78,626
Prepaid expenses and other assets	3,986	16,867
Inventory	161,077	190,442
TOTAL CURRENT ASSETS	203,628	345,757

PROPERTY AND EQUIPMENT
Property and equipment	89,551	170,785
Less: Accumulated depreciation	(28,862)	(85,651)
TOTAL PROPERTY AND EQUIPMENT	60,689	85,134

OTHER ASSETS
Investment		-
Technology rights, net of amortization	930,492	1,025,742
Patents and manufacturing rights, net of amortization	146,786	160,394
Deposits		71
TOTAL OTHER ASSETS	1,077,278	1,186,207
TOTAL ASSETS	$1,341,595	$1,617,098
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,764	$77,618
Deposit on sale of equipment	37,500	-
TOTAL CURRENT LIABILITIES	91,264	77,618
LONG-TERM LIABILITIES
Notes and wages payable to related parties	181,371	230,584
TOTAL LONG-TERM LIABILITIES	181,371	230,584
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST IN SUBSIDIARY	-	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 179,943,955, and 169,564,976
shares issued and outstanding, respectively	179,944	169,565
Additional paid-in capital	12,399,714	11,972,976
Stock options	254,291	254,291
Accumulated deficit	(11,731,038)	(11,077,014)
Accumulated other comprehensive loss	(33,951)	(10,922)
TOTAL STOCKHOLDERS' EQUITY	1,068,960	1,308,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,341,595	$1,617,098

See accompanying condensed notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Three Months Ended				Nine Months Ended
		March 31,				March 31,
		2005		2004		2005		2004
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
KDS machines, parts and related services		$69,418		$292,464		$397,122		$367,327

COST OF SALES		-		163,041		136,153		163,041

GROSS PROFIT		69,418		129,423		260,969		204,286

OPERATING EXPENSES
Advertising		1,194		45		1,194		618
Amortization and depreciation		44,373		51,736		133,393		146,653
Professional services		-		46,061		135,179		155,609
Wages		126,890		161,962		414,044		520,251
Foreign exchange gain		(3,755)		-		(3,755)		-
Research and development		55		39,659		3,289		69,839
General and administration		147,635		81,572		231,649		272,319
Total Operating Expenses		316,392		381,035		914,993		1,165,289

OTHER INCOME (EXPENSE)
Government grant		-		83,581		-		83,581
Allocation to equity investment		-		35,885		-		92,703
		-		119,466				176,284
INCOME (LOSS) BEFORE INCOME TAXES		(246,974)		(132,146)		(654,024)		(784,719)

INCOME TAXES		-		-		-		-

NET INCOME (LOSS)		(246,974)		(132,146)		(654,024)		(784,719)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		(21,529)		(5,340)		(23,029)		(7,777)

COMPREHENSIVE NET INCOME (LOSS)		$(268,503)		(137,486)		$(677,053)		$(792,496)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		175,827,258		158,606,642		175,281,663		157,611,642

See accompanying condensed notes.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended
	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS PROVIDED (USED) IN
OPERATING ACTIVITIES
Net loss	$(654,024)	$(553,656)
Loss allocated to minority interest	-	(323,766)
	(654,024)	(877,422)
Depreciation and amortization	133,393	146,653
Stock issued for services and compensation	270,000	280,795
Stock issued for expenses	4,403	63,600
Stock issued for services and current debt	136,660	110,080
Options issued for compensation	-	33,600
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	61,205	(154,325)
Decrease (increase) in taxes and tax credits		102,053
Decrease (increase) in inventory	29,365	-
Decrease (increase) in deposits and prepaid expenses	12,881	14,530
(Decrease) increase in accounts payable	(23,854)	17,026
Increase (decrese) in sales deposits	37,429	30,000
(Decrease) increase in wages payable, related party	(49,213)	200,987
Net cash (used) in operating activities	(41,755)	(32,423)
CASH FLOWS PROVIDED (USED) IN
INVESTING ACTIVITIES
Purchase of plant and equipment	(90)	(36,094)
Investments	-	(44,950)
Net cash provided by investing activities	(90)	(81,044)
CASH FLOWS PROVIDED (USED)
IN FINANCING ACTIVITIES
Bank overdrafts payable	-	13,217
Proceeds from stock transactions	10	46,000
Repayment of borrowing		(5,000)
Net cash provided (used) by financing activities	10	54,217
NET INCREASE (DECREASE) IN CASH	(41,835)	(59,250)
Other comprehensive income (loss)	3,157	(5,512)
CASH - Beginning of year	59,822	64,762
CASH - End of period	$21,144	$-
SUPPLEMENTAL CASHFLOW DISCLOSURES:
Interest expense paid	$-	$-
Income taxes paid	$-	$-
NON-CASH TRANSACTIONS:
Common stock issued for services and compensation	$270,000	$280,795
Common stock issued for services and current debt	$136,660	$110,080
Stock issued for expenses	$4,403	$63,600
Options issued for compensations	$-	$33,600

See accompanying condensed notes.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2005

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

Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,731,038 through March 31, 2005 and has limited cash resources. The Company recorded increased sales during the period ended March 31, 2005 but generated a net loss of $654,024. These factors raise substantial doubt about the Company's ability to continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2005

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the nine months ended March 31, 2005, the Company sold two machines and received a deposit for the sales of a third machine.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation.

Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2005

In December 2004, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No.153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

NOTE 3 - COMMON STOCK

During the nine months ended March 31, 2005 the Company issued 6,750,000 shares of common stock upon the exercise of options for compensation with a fair market value of $270,000; 3,490,090 shares of common stock upon the exercise of options for services and rent with a fair market value of $141,063; and 138,889 shares of common stock for $10,000 cash.

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the nine months ended March, the Company granted 8,270,090 options of which 8,270,090 were immediately exercised.

NOTE 5 - RELATED PARTIES

At March 31, 2005 the Company owes two of its shareholders $105,000 for accrued wages and $76,371 for loans made to the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2005

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

NOTE 7 - CONTRACTS

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a U.K. Government funded program that supports research to improve markets for recycled materials and products in the U.K. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP has purchased a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP's sole discretion for R&D purposes.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS March 31, 2005

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan and Malaysia. We have now reached proven commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the Unites States, Poland, Malaysia, Korea, and the UK.

On March 31, 2005 we had current assets of $ 203,628 and current liabilities of $ 53,764 (excluding a deposit held on the sale of a machine) compared to the previous year on March 31, 2004 when we had $ 435,695 in current assets and $ 195,341 in current liabilities ( excluding a deposit on sale). Our working capital ratio on March 31, 2005 was 3.8 : 1, (excluding a deposit) compared to the working capital ratio was 2.2 : 1 on March 31, 2004 (excluding a deposit). The company is in a positive working capital position and has no long term debt other than advances from two of its directors.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a Canadian pulp mill. A pulp mill in Canada has agreed to host the project. The mill location will be announced when documentation is finalized.

Waste Resources Action Program (WRAP) Research Funding

In Septemeber 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was shipped to Aylesford Newsprint in London, England and an evaluation is now ongoing. Results will be announced when they become available.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The research is underway. Results will be announced when they become available.

US Department of Energy Grant

Although we were selected for a further US Dept of Energy (DOE) Phase II grant, that application did not proceed as we did not have a principle place of business in the USA.

After remedying the deficiency, we subsequently reapplied for a new Phase I grant on December 14, 2004. Successful applicants are due to be announced in May 2005.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company met this minimum sales target in fiscal year 2004, and has already exceeded the target for fiscal year 2005 with three sales so far and a fourth contract signed awaiting deposit. Sales are booked when the equipment is delivered.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $ 181,000 USD as of this date.

As of March 31, 2005 there were 179,943,955 shares issued and outstanding.

Results of Operations - Quarter ending March 31, 2005

Revenue for the quarter ended March 31, 2005 was $ 69,418 compared to $292,464 for the same period last year. This quarter's revenue included consulting and license fees. In addition, a contract to sell one machine was signed and a deposit was received. The machine is now being fabricated and will be shipped in Mayy 2005. There were no equipment sales in the same period last year. Sales efforts are ongoing with several major projects in final stage of negotiation.

Net losses for the quarter ending March 31, 2005 were $ 246,074 or less than $0.01 per share compared to a profit of $ 155,735 for the same period last year. Last year's profit was a result of a $ 323,776 addition to income resulting from the change in method of accounting for our equity investment in AGES. Exclusive of that change, March 31, 2004 quarter losses were $ 168,031. Efforts increase revenue and to control and reduce operating costs are continual.

The company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture - Halliburton contract

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $ 5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004 Thelon Ventures Ltd., a Canadian company committed $ 450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report the building construction is complete and KDS equipment has been delivered is operational. Rock blasting is underway at the Zeotech mine in Princeton and raw material is expected to be delivered for processing shortly.

Malaysian Joint Venture

In September 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A machine was purchased by FASCMBS and shipped to Malaysia in August 2004. Operation of the equipment is now ongoing with and sampling runs of empty bunch, shell & coconut fibre underway. A quote has bee given for the sale of two systems has been issued, with a reply expected by next quarter.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004 , AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. FASC owns 40 % of AGES. Plans for construction of the new KDS Model 3000 have been finalized and the first sale is under negotiation. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario for experimentation and demonstration purposes.

Other material contracts :

Waste Resourses Action Program - UK

Under agreement with FASC, WRAP has agreed to provide up to $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp mill in the UK and for market research, scientific research and re-design of supplementary systems for industry-specific applications. The site will be announced when details are finalized. FASC engineering staff will be working with WRAP for the duration of the project which will run for approximately 18 months. For the project, the KDS will be the key technology to dewater sludge and enable the separation and recycling of fiber and clay for a variety of applications.

Mitsui Engineering & Shipbuilding Co. Ltd - Collaboration Agreement for Japan

In July 2004, FASC signed a collaboration with Mitsui Engineering and Shipbuilding Co. Ltd. (MES). Patent applications have been filed and the MES has expressed interest to continue working with FASC, but MES no formal license agreement has been entered into with MES at this time. Negotiations are underway with another potential licensee. More details will be provided when they materialize.

Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, and possibly DOE, our research will continue into developing commercially viable applications for our technology. We are currently constructing a larger system with higher volume capacity which is expected to be operational in June 2005.

Summary of recent accomplishments :

July 2004	- USDA grant participation with University of Tennessee
July 2004	- Sign Collaboration Agreement with Mitsui - Japan
Sept 2004	- Sale to WRAP and grant awarded/sign funding agreement
Sept 2004	- Sale of KDS to FASC Malaysia/sign JV agreement
Oct 2004	- UZP/Halliburton $450,000 Cdn project funding secured
Oct 2004	- $600,000 Cdn SDTC grant awarded to AGES
Oct 2004	- file patent applications in Malaysia
Nov 2004	- Equipment commissioned at UZP Princeton site
Dec 2004	- Construct and ship machine to England for WRAP project
Febraury 2005	- file patent applications in Japan
March 2005	- Sign contract for sale of equipment in Korea
April 2005	- finalize documentation and select site for SDTC project (AGES)

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative and rent a sales offices and demonstration facility in Delta, British Columbia. AGES rents office space in Montreal, Quebec.

Trends

Sales efforts are beginning to bring results with four systems sold in the last five quarters and two new sales contracted for delivery next quarter. Based upon the sale of a minimum of eight machines over a one year period, we have projected sales of at least $ 1,500,000 to $ 2,000,000 next year .

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May, 2005.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: /s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: /s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors