Form 10KSB
period 2005-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2005-09-22
CIK 1002822

==================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Name of small business issuer in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 - 100 Park Royal South
West Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices, including postal code.)

(604) 913-9035
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [    ]

State issuer's revenues for its most fiscal year June 30, 2005: $851,817

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2005: $6,713,426

=================================================================================================

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2005: 183,593,955

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable " waste to resources" industrial applications for the KDS System, then market, manufacture, and sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

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

To this end, the Company has designed a complete system that will economically convert waste biomass into electrical energy by creating and burning the micronized powder in combination with conventional boilers and power generating systems. The design will also accommodate any type of waste biomass as a feedstock, making it suitable for any operation which produces large quantities of waste biomass, such as racetracks, farming operations, poultry operations, sawmills, palm plantations, or furniture factories and others where feedstock is less than 60% moisture content. In July 2004, one machine was sold to a newly formed Malaysian company FASCM (of which FASC owns 50%), to be used to process palm tree waste in Malaysia. A new, higher capacity model KDS - MF 777 was designed and fabricated in Malaysia and has been successfully installed and is in full operation at the first ever renewable green energy co-generation power plant to be connected to the power grid in Malaysia.

2. Pulp Sludge
The Company has also processed wet (80% moisture) pulp sludge, and has shown that potential exists in converting waste pulp sludge to a dry, fibre-like powder and releasing the kaolin clay concurrently, then burning to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy costs, disposal costs, and environmental problems in the pulp and paper industry. An demonstration system is now operating in the UK, and an installation at a local pulp mill in Eastern Canada is planned for November 2005 by AGES.

3. Animal waste/munincipal sewage/food waste
When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This "cleansing" of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as create a nutrient rich "clean" end product suitable for recycling as fertilizer.

When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

Recent testing has been done processing and combusting municipal secondary sludge with excellent results. An installation is planned at a local B.C. municipality for December 2005.

4. Comminution (pulverizing) of mineral rock
When micronizing mineral rock, the process reduces the rock to a consistent fine dry powder as small as -600 mesh which has proven sufficient to separate and release precious and heavy metals mechanically without the use of chemicals. Development work continues to increase the durability of the equipment to withstand the heavy wear imposed when processing hard rock. Although the process has proven to be 97% efficient, commercially viable processing volumes have not yet been achieved. This process has now been patented. There are three separate companies in the mining industry currently using the technology.

5. Re-cycling scrap rubber
When micronizing rubber, a cryogenic cooling process can facilitate the recycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for re-cycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. This process has now been patented and the company is seeking a joint venture partner who will participate in the development of this application to commercial viability. No further work has been done this year, and the application is dormant.

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

There are currently three models and variations thereof available designed for various feedstocks and applications.

Patents

Device and Method for Comminution - US Patent #6,024,307 and Canadian patent # 2,218,429

A patent was issued for the KDS as for a "device for comminution" on November 24, 1998, and its U.S. patent number is 6,024,307 with additional patent applications filed in Australia, Canada, Europe (EEC), Finland, France, Germany, Ireland, Italy, Mexico, New Zealand, Spain, Sweden, Switzerland, and the United Kingdom.

Cryogenic Comminution of Rubber - US Patent # 6,655,167 B2

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

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. This application is pending in Canada, USA, Europe, Malaysia and Japan.

Research and Testing

The Company continues research with various materials to improve operating efficiencies; increase volume throughput to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Vancouver, British Columbia by FASC, in Kuala Lumpur, Malaysia by FASCM, in Whitby, Ontario by AGES and in London, England by FASC/WRAP. Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system Testing of hardened beater bar systems with various coatings and alloys for added strength has resulted increased bar life. Tests for the dewatering of food waste, municipal sewage, and animal wasted and the grinding of other materials continues. All research on rubber processing has been discontinued until a suitable research partner can be identified.

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

Manufacturing of the KDS is contracted out to Mainland Machinery Limited (MML) in Vancouver, British Columbia. When needed, the Company sub-contracts MML to construct a machine on a fixed price basis. Two other backup manufacturers have been identified should demand increase beyond the capacity of MML.

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

Technology Licenses granted as of June 30, 2005

Alternative Green Energy Systems Inc
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

FASC ( Malaysia ) SDN. BHD.

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia. The newly formed company in Malaysia is 50 % owned by FASC. The agreement required FASCMBS to purchase one KDS machine and set up a fully operational demonstration plant in Malaysia. The machine was delivered and paid for in September 2004.

In June 2005, FASCM sold, manufactured and delivered its first commercial production size KDS machine to a biomass power plant operation in East Malaysia. The new model KDS - MF 777 was designed and fabricated in Malaysia and has been successfully installed and is in full operation at the first ever renewable green energy co-generation power plant to be connected to the power grid in Malaysia. The 14 megawatt TSH Biomass power plant in Kunak, Sabah, Malaysia, brought online in December 2004, operates continuously, 24 hours per day, 365 days per year generating electrical energy and steam for its palm oil operations.

Summary of Agreements

Hollywood Park Racetrack (California)

In June 2002 AGES, received a request to prepare a detailed proposal to install a turnkey power generating system for Hollywood Park Racetrack of Inglewood California which would be fueled by horse manure processed through our KDS system. The preliminary report was successfully presented in August 2002, and the final quotation was presented in November 2002. Hollywood Park has considered our proposal and has indicated that they are still interested in purchasing and installing the equipment once they can arrange a suitable location and meet local government regulations. As of July 2004, the project has been put on hold.

Mikuniya Environmental Management Systems Inc - EMSI (Japan)

In 2002 , we made two visits to Japan to present our equipment to interested purchasers. As a result, on December 5, 2002, we signed a one year agreement with Mikuniya Environmental Management Systems Institute Inc of Tokyo, Japan to represent the Company in developing a market for its KDS equipment in Japan.,In January 2003, we hosted a delegation of five Japanese companies who have expressed serious interest in importing our equipment to Japan. In December 2003, the agreement with EMSI was not renewed, but EMSI advise that they remain interested in working with the us on an ad hoc basis. EMSI continues to negotiate with a potential licensee on our behalf.

Mitsui Engineering & Shipbuilding Co. Ltd - MES (Japan)

In July 2004, FASC signed a collaboration with Mitsui Engineering and Shipbuilding Co. Ltd. (MES). Patent applications have been filed and the MES has expressed interest to continue working with FASC. In June 2005 MES advised us the they were not willing to purchase an exclusive license to market the KDS in Japan, but they would continue to express interest in utilizing the technology.

Sustainable Development Technology Canada (SDTC) Funding - AGES

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a pulp mill in Eastern Canada.

Flakeboard Company Limited - AGES

Alternative Green Energy Systems (AGES) has signed a Contribution Agreement for $600,000 Cdn with SDTC (Sustainable Development Technology Canada) for a wet 'Wood Waste to Energy' project to be hosted by Flakeboard Company Limited (FCL), at their St. Stephen New Brunswick facility. SDTC is mandated to act as the primary catalyst in building a sustainable development technology infrastructure in Canada and help meet the Kyoto accords. Flakeboard Company Limited will be installing all infrastructure equipment to handle wood waste to the project and to convey and store the fuel dust after it has been processed. The FCL total investment includes a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Installation of the equipment expected to be completed before the end of November 2005.

Halliburton Group Canada - UZP

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004 Thelon Ventures Ltd., a Canadian company committed $450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report the building construction is complete and KDS equipment has been delivered is operational. Delays with rock blasting at the Zeotech mine in Princeton has resulted in no raw material being delivered for processing so far this year.

US Department of Energy Grant

In 2003, the Company was awarded an $84,000 USD Phase I STTR grant by the US Dept of Energy and completed research for improving the drying component of its equipment. This research was successfully completed this year resulting in several significant advances being made to the technology. In 2004, the Company was also selected for a $750,000 USD Phase II STTR research grant, but subsequent to the date of these statements, this grant was not awarded as the Company was determined not to be a qualifying small business pursuant to the rules of the US Small Business Administration Act.

US Dept of Agriculture Grant - University of Tennessee

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The research is underway. Results will be announced when they become available.

The Waste and Resources Action Programme - UK (WRAP)

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

Subsidiaries and other equity positions

Alternative Green Energy Systems Inc (AGES) - 40 % owned by FASC

The Company owns 40% of the outstanding shares of common stock of Alternative Green Energy Systems Inc., a Canadian federally incorporated corporation ("AGES")

United Zeolite Products Ltd. (UZP) - 25 % owned by FASC

In February 2004, FASC became a 1/3 rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. The plant is currently under construction and expected to be operational this fall. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. Subsequent to the date of these statements, Thelon Ventures Ltd. committed $450,000 Cdn in cash to UZP and became the fourth partner in UZP, thereby by reducing each of the partner's equity position to 25 % each of UZP's outstanding shares. The funds are to be used to complete the construction of the Princeton facility.

First American Scientific ( Canada ) Ltd. - 100 % owned by FASC

The Company owns 100% of the outstanding shares of common stock of First American Scientific ( Canada) Ltd ( formerly First American Power Corp ). The Company changed its name on May 26, 2005. FAS ( Canada ) was formed to operate in Canada for the purpose of providing research, development, and other services exclusively to FASC.

FASC (Malaysia) Bhd. Sdn. - 50 % owned by FASC

On July 8, 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be financed by the Malayian partners. A machine was purchased by FASCMBS and shipped to Malaysia in August 2004. FASCM designed, manufactured and sold its first system in June 2005.

Employees

FAS (Canada) currently has four full-time employees. Messrs. Nichols and Kantonen are Officers of, and members of the boards of directors of both FASC and FAS (Canada) Ltd. The compny also retains outside consultants when necessary.

Other

During the fiscal period ending June 30, 2005, the Company settled various accounts owing by issuance of common stock.

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

7. Issuance of Additional Shares. At June 30, 2005, there were 181,443,955 shares of common stock or 90.5 % of the 200,000,000 authorized shares of Common Stock of the Company outstanding and 18,556,045 shares remain unissued. The Board of Directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smythe Ratcliffe, Chartered Accountants, on an annual basis. The rent is US$1,100 per month which includes full reception and office services.

In July 2003, the Company leased a new sales office at 6473 64 th Street, Delta, British Columbia, Canada containing 900 square feet plus a 1000 sq ft covered area for the KDS equipment. The sales office is sub-leased from Aquadine Industries Ltd under a two year sub-lease agreement. The monthly rental is US$700 which has been pre-paid until June 2005. This lease is now expired and the company is seeking to re-locate to a more central location.

As of June 30, 2005, the Company owns three KDS machines. Two machines are being stored in Abbotsford as inventory. and one machine is owned by FASC and is installed in Princeton for processing zeolite for Halliburton.

The Company has office furniture and office equipment, and tools and test equipment costing at total of $47,874 located in Delta British Columbia, Canada and West Vancouver, British Columbia, Canada.

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

Interface Consultants Ltd. commenced an action in the Supreme Court of BC in July 2004 to collect $28,555 Cdn they claim is owed for services they rendered to the Company in 1998. This claim was settled out of court by the issuance of 300,000 common shares of FASC in September, 2004.

The Company has a number of other commercial creditors in the state of California who have the ability to bring actions to recover money due them resulting from the close of operation of the Bakersfield plant. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. The Company offered settlements on approximately $24,000 for these trade payables which have been outstanding for more than five years. The company disputes the amounts owing. None of these creditors have initiated lawsuits or further claims. There are currently no further discussions or actions contemplated concerning these disputed payables. After 7 years, (in 2006 ) if no legal action is initiated, the company will cancel the debts on its books and records.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the fourth quarter of 2005.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC." The table shows the high and low bid of the Company's Common Stock for the past two years:

Quarter ended		High	Low
2003	March 31	0.075	0.051
	June 30	0.07	0.034
	September 30	0.06	0.04
	December 31	0.07	0.04
2004	March 31	0.06	0.04
	June 30	0.11	0.05
	September 30	0.05	0.043
	December 31	0.043	0.031

2005	March 31	0.041	0.032
	June 30	0.040	0.021

The Company has no outstanding options or warrants, or other securities convertible into, common equity other than as disclosed herein. Of the 181,443,955 shares of common stock outstanding as of June 30, 2005, all are free trading with the exception of approximately 11,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 15, 2005, the Company had approximately 5,700 shareholders of record of its Common Stock.

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

The 2003 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date options to purchase 10,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

The 2004 and 2004A Incentive Stock Option Plans provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plans include 20,000,000 shares. To date options to purchase 20,000,000 shares have been granted, leaving no shares available for issuance under the Plans.

The 2005 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. At June 30, 2005, options to purchase 1,206,493 shares have been granted, leaving 8,793,507 shares available for issuance under the Plan.

					Number of securities
	Number of securities to			Weighted-average	remaining available for future
	be issued upon exercise			exercise price of	issuance under equity
	of outstanding options,			outstanding options,	compensation plans
	warrants and rights			warrants and rights	(excluding securities
Plan category	(a)			(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None			None	None

Equity compensation plans	2001		0		0
not approved by	2001	A	0		0
securities holders	2003		0		0
	2004		0		0
	2004	A	0		0
	2005		1,206,493		8,793,507

Total	1,206,493				8,793,507

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new applications have been submitted in Japan, Korea, and Malaysia. We have now reached proven commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the Unites States, Poland, Malaysia, Korea, and the UK.

On June 30, 2005 we had current assets of $333,320 and current liabilities of $176,804 compared to the previous year on June 30, 2004 when we had $345,757 in current assets and $77,618 in current liabilities. Our working capital ratio on June 30, 2005 was 1.89:1, compared to the working capital ratio was 4.4:1 on June 30, 2004. Despite the decline, the company is still in a positive working capital position and has no long term debt other than advances from two of its directors.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a pulp mill in eastern Canada. To date approximately one half of the funds have been received on a 2:1 matching basis.

Waste Resources Action Program (WRAP) Research Funding

In Septemeber 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was sold and paid for, then shipped to Aylesford Newsprint in London, England where it is now in operation. An evaluation is now ongoing with positive looking results so far.

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

US Department of Energy Grant

Although we were selected for a further US Dept of Energy (DOE) Phase II grant, that application did not proceed as we did not have a principle place of business in the USA. After remedying the deficiency, we subsequently reapplied for a new Phase I grant on December 14, 2004. Unfortunately our project was not chosen for funding this year round. We hope to re-apply next year.

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

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $239,530 USD as of June 30, 2005.

As of June 30, 2005 there were 181,443,955 shares issued and outstanding.

Results of Operations - Year ending June 30, 2005

Revenue for the year ended June 30, 2005 was $851,817 compared to $373,569 for the same period last year. This years revenue included equipment sales, consulting and license fees and royalties. Sales efforts are ongoing with several major projects in final stage of negotiation.

Net losses for the year ended June 30, 2005 were $429,815 or less than $0.01 per share compared to a a loss of $886,688 for the same period last year. Efforts increase revenue and to control and reduce operating costs are continual.

The company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture - Halliburton contract

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004 Thelon Ventures Ltd., a Canadian company committed $450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report the building construction is complete and KDS equipment has been delivered is operational. Delays in rock blasting and crushing at the Zeotech mine has caused further delays in reciept of raw material for processing. No royalties or payments have been received to date.

Malaysian Joint Venture

In July 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, A machine was purchased by FASCM and shipped to Malaysia in August 2004. Operation of the equipment is now ongoing with and sampling runs of empty bunch, shell & coconut fibre underway. The first sale in Malaysia was to a biomass power plant, with the potential for 5 more sales to come. FASC earned approximately $15,000 in royalties on this sale.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004 , AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. Plans for construction of the new KDS Model 3000 have been finalized and the first sale is under negotiation. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario for experimentation and demonstration purposes. The first KDS 3000 is currently being built for delivery later this year. FASC recieved $25,000 in royalties from AGES this year. As the model 3000 has yet to have been built and tested, there is no certainty that it will meet the requirements of the customer, and the sale is conditional upon performance.

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

Mitsui Engineering & Shipbuilding Co. Ltd - Collaboration Agreement for Japan

In July 2004, FASC signed a collaboration with Mitsui Engineering and Shipbuilding Co. Ltd. (MES). Patent applications have been filed and the MES has expressed interest to continue working with FASC, but MES no formal license agreement will be entered into with MES. Negotiations are now underway with another potential licensee. More details will be provided when they materialize.

Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, and FASCM our research is continuing into developing commercially viable applications for our technology. We have now constructed and tested a larger system MF -777 with higher volume capacity in Malaysia on palm waste which has proven to be the solution for higher capacity applications. As all improvements to our technology become part of FASC s core technology, the MF -777 has wide potential for use in all our other projects.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serve as administrative and rent a sales offices and demonstration facility in Delta, British Columbia.

Trends

Sales efforts are beginning to bring results with four systems sold in the last five quarters and two new sales contracted for delivery next quarter. Based upon the sale of a minimum of eight machines per year, plus royalties and license fees, we have projected sales of at least $1,500,000 to $2,000,000 next year .

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adobted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, " Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

ITEM 7.     FINANCIAL STATEMENTS

Certified Public Accountants & Business Consultants

First American Scientific Corp.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. as of June 30, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 9, 2005

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
ASSETS	2005	2004
CURRENT ASSETS
Cash	$1,020	$59,822
Accounts receivable, net of allowance	129,860	78,626
Sales tax refunds	10,090	-
Prepaid expenses	184	16,867
Inventory	192,166	190,442
TOTAL CURRENT ASSETS	333,320	345,757

PROPERTY AND EQUIPMENT
Property and equipment	88,856	170,785
Less: accumulated depreciation	(48,020)	(85,651)
TOTAL PROPERTY AND EQUIPMENT	40,836	85,134

OTHER ASSETS
Technology rights, net of amortization	898,742	1,025,742
Patents and manufacturing rights, net of amortization	142,240	160,394
Investments in joint ventures	333,420	-
Deposits	-	71
TOTAL OTHER ASSETS	1,374,402	1,186,207
TOTAL ASSETS	$1,748,558	$1,617,098

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$176,804	$77,618
TOTAL CURRENT LIABILITIES	176,804	77,618

LONG-TERM LIABILITIES
Notes and wages payable to related parties	239,530	230,584
TOTAL LONG-TERM LIABILITIES	239,530	230,584

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 181,443,955 and
169,564,976 shares issued and outstanding, respectively	181,444	169,565
Additional paid-in capital	12,666,452	12,227,267
Accumulated deficit	(11,506,829)	(11,077,014)
Accumulated other comprehensive loss	(8,843)	(10,922)
TOTAL STOCKHOLDERS' EQUITY	1,332,224	1,308,896
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,748,558	$1,617,098

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Year Ended June 30,
		2005	2004
REVENUES
Revenues from equipment and machine sales		$549,494	$373,569
Royalty income		302,323	-
Total Revenue		851,817	373,569

COST OF SALES		252,018	178,971
GROSS PROFIT		599,799	194,598

OPERATING EXPENSES
Advertising		11,230	43,962
Amortization and depreciation		173,533	189,861
Consulting		102,272	151,561
Professional services		109,632	164,783
Wages		518,991	542,535
Research and development		23,229	126,867
General and administration		188,800	109,099
Bad debt expense		2,313	-
Rent		22,300	22,441
Total Operating Expenses		1,152,300	1,351,109

LOSS FROM OPERATIONS		(552,501)	(1,156,511)
OTHER INCOME (EXPENSE)
Expenses recovered from joint venture		115,486	-
Government grant		7,200	91,908
Income from change in accounting for AGES		-	177,915
Total Other Income (Expense)		122,686	269,823

LOSS BEFORE INCOME TAXES		(429,815)	(886,688)
INCOME TAXES		-	-
NET LOSS		(429,815)	(886,688)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		2,079	(5,124)
COMPREHENSIVE NET LOSS		$(427,736)	$(891,812)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		176,503,903	164,934,976

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2003	152,646,376	$152,646	$11,404,951	$(10,190,326)	$(5,798)	$1,361,473

Common stock issued for cash at $0.04 per share	800,000	800	45,200	-	-	46,000

Options issued for expenses, compensation & consulting	-	-	83,060	-	-	83,060

Common stock issued and exercise of options for services
at $0.04 per share	6,560,000	6,560	247,780	-	-	254,340

Common stock issued as repayment of debt	400,000	400	39,600	-	-	40,000

Common stock issued for services at $0.048 per share	455,000	455	20,410	-	-	20,865

Common stock issued for services at $0.05 per share	1,850,000	1,850	90,650	-	-	92,500

Common stock issued and options exercised as compensation
at $0.04 per share	6,213,600	6,214	266,256	-	-	272,470

Common stock issued for rent expense at $0.05 per share	340,000	340	14,660	-	-	15,000

Common stock issued in payment of financing expense
at $0.05 per share	300,000	300	14,700	-	-	15,000

Foreign currency translation loss	-	-	-	-	(5,124)	(5,124)

Net loss for the year ended June 30, 2004	-	-	-	(886,688)	-	(886,688)

Balance, June 30, 2004	169,564,976	169,565	12,227,267	(11,077,014)	(10,922)	1,308,896

Common stock issued for cash at $0.072 per share	138,889	139	9,861	-	-	10,000

Common stock issued in settlement of debt	300,000	300	28,255	-	-	28,555

Common stock issued for services at $0.04 per share	2,870,000	2,870	95,995	-	-	98,865

Common stock issued for rent at $0.04 per share	110,090	110	4,294	-	-	4,404

Common stock issued for compensation at $0.04 per share	8,250,000	8,250	291,750	-	-	300,000

Common stock issued for commissions at $0.044 per share	210,000	210	9,030	-	-	9,240

Foreign currency translation gain	-	-	-	-	2,079	2,079

Net loss for the year ended June 30, 2005	-	-	-	(429,815)	-	(429,815)

Balance, June 30, 2005	181,443,955	$181,444	$12,666,452	$(11,506,829)	$(8,843)	$1,332,224

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(429,815)	$(886,688)
Depreciation and amortization	173,533	172,424
Bad debt expense	2,313	-
Stock and options issued for services and compensation	427,420	723,235
Stock issued for rent	4,404	15,000
Stock issued for commissions	9,240	-
Stock issued for interest expense	-	15,000
Options issued for compensation	-	49,460
Income for change in accounting for AGES	-	(177,915)
Income for licensing fees on Malaysia joint venture
paid with stock in joint venture company	(263,158)	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(51,234)	(75,607)
Decrease (increase) in taxes and tax credits	-	107,961
Decrease (increase) in inventory	(56,057)	87,081
Decrease (increase) in deposits and prepaid expenses	16,754	95
Decrease (increase) in refunds	(10,090)	-
Increase (decrease) in accounts payable	99,186	(139,277)
Increase (decrease) in payable to related parties	90,000	37,981
Net cash provided (used) by operating activities	12,496	(71,250)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(40,846)
Investments	-	(44,950)
Investment in technology rights and patents	-	(6,503)
Net cash provided (used) in investing activities	-	(92,299)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	40,000
Net proceeds from borrowing, related parties	(81,054)	76,907
Proceeds from sales of stock	10,000	46,000
Net cash used by financing activities	(71,054)	162,907
NET INCREASE (DECREASE) IN CASH	(58,558)	(642)
Other comprehensive gain (loss) - foreign currency translation	(244)	(4,298)
CASH - Beginning of year	59,822	64,762
CASH - End of period	$1,020	$59,822
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$427,420	$723,235
Common stock issued for rent	$4,404	$15,000
Common stock issued for commissions	$9,240	$-
Options issued for compensation	$-	$49,460
Common stock issued for interest expense	$-	$15,000

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales office in Cloverdale, British Columbia, Canada. The Company's year-end is June 30th.

During the year ended June 30, 2005, the Company expanded its agreement with Zeo-Tech Enviro Corp, ("ZEO") and CZC Zeolite Corporation Ltd. ("CZC") to admit a fourth shareholder, Thelon Ventures Ltd., ("THV") to United Zeolite Products Ltd. ("United"). With the expanded agreement, FASC, CZC ZEO, THV each own one-fourth of United. See Note 9.

Alternative Green Energy Systems, Inc.
The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. The Company reported financial information from AGES on a consolidated basis due to its control of AGES. During the three months ended March 31, 2004, the Company sold the use of its technology and a KDS machine to AGES thereby giving up control in AGES. Accordingly, the Company after that quarter reports its investment in AGES using the equity method. See Note 9.

First American Scientific Corp ( Malaysia ) Bhd. Sd, ( Joint venture )
On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine. Under the terms of the agreement, the joint venture ordered one KDS Micronex Machine from FASC and set up a demonstration plant in Malaysia for the KDS System utilizing the KDS Micronex Machine acquired from the Company. In September of 2005, the Company sold a license agreement to FASC Bhd. Sd. for 1,000,000 shares of common stock.

The Company accounts for this investment in accordance with APB 18 at cost. FASC does not participate in or influence operating or financial decisions of the joint venture. The investment is valued at the agreed upon purchase price of the 21 year license for the KDS technology.

First American Scientific (Canada) Ltd.

The Company formed First American Power Corp., formerly 521345 BC Ltd., a wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to FASC and, when feasible, to operate a profitable production facility in Canada. On May 26, 2005, the subsidiary's name was changed to "First American Scientific (Canada) Ltd."

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2005, accounts receivable were $129,860 with no allowance for doubtful accounts.

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days.

During the year ended June 30, 2005, the Company had $521,115 in revenue from the sale of three machines and related services. The Company received $25,000 in royalty fees from AGES and sold a 21 year license for its KDS technology for $263,158 in stock which has been recorded as an investment.

During the year ended June 30, 2004, the Company had $373,569 in revenue from the sale of two machines and related services. These machines were all delivered and paid for by June 30, 2004.

Advertising Expenses
 Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $11,230 and $43,962 for the years ended June 30, 2005 and 2004, respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At June 30, 2005, the accrued amount is approximately $20,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

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

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. Its U.S. dollars are maintained in a bank account in Vancouver, British Columbia, Canada.

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

At June 30, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

Foreign Currency Translation
Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders' equity. Realized gains and losses from foreign currency transactions are reflected in the Company' s results of operations.

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,506,829 through June 30, 2005 and has limited cash resources. The Company recorded increased sales during the year ended June 30, 2005, but generated a net loss of $429,815. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with AGES and FASC Bhd. Sd. through its joint venture. Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2005, no impairments were deemed necessary.

Inventory
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.

The components of inventory are as follows:

	June 30, 2005	June 30, 2004

Finished goods - KDS machines	$192,166	$190,442

Two machines sold during the year ended June 30, 2004 and one sold in 2005 were reclassified from equipment to inventory at cost prior to their sale.

Net Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share." Basic earnings (net loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Prepaid Expenses
At June 30, 2004, prepaid expenses consist of facility rent and an equipment operating lease paid in advance. As of June 30, 2005, prepaid expenses consist of a refundable deposit.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

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

During the year ended June 30, 2004, the agreement between FASC and AGES was renegotiated. Under the new agreement, AGES purchased the aforementioned technology and a KDS machine for $100,000. As a consequence of this transaction, it was determined that FASC no longer controlled AGES and that FASC will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been offset against net losses generated by AGES. See Note 9.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (hereinafter "SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2005, the Company had net deferred tax assets of approximately $2,500,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005. The change in the deferred tax asset valuation allowance from June 30, 2004 to June 30, 2005 was $200,000.

The significant components of the deferred tax asset at June 30, 2005 and June 30, 2004 were as follows:

	June 30, 2005	June 30, 2004
Net operating loss carryforward	$7,300,000	$6,900,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2005	$-	$-
For the year ended June 30, 2004	$-	$49,460

Deferred tax asset	$2,500,000	$2,300,000
Deferred tax asset valuation allowance	$(2,500,000)	$(2,300,000)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

At June 30, 2005, the Company has net operating loss carryforwards of approximately $7,300,000, which expire in the years 2015 through 2025.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adobted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation. The reclassifications principally consists of reclassification of the fair market value of all outstanding options and warrants as paid-in-capital instead of a separate caption on the balance sheets and statement of stockholders' equity. These reclassifications have resulted in no changes to the Company's accumulated deficit or net losses presented. See Note 5 and 6.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company has more tax credits than taxes collected, as of June 30, 2005 the Company is due a refund of $10,090.

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

NOTE 3 - PROPERTY AND EQUIPMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (hereinafter "SFAS No. 143"). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption has not had a material impact on the financial statements of the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2005	June 30, 2004
Kinetic disintegration equipment (KDS)	$-	$81,993
Plant assets and equipment	56,424	56,424
Office equipment	32,432	32,432
Total assets	88,856	170,785
Less accumulated depreciation	(48,020)	(85,651)
	$40,836	$85,134

Depreciation expense for the years ended June 30, 2005 and 2004 was $28,379 and $46,870 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

The Company determines impairment by comparing the present value of future cashflows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Intangible Assets
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the years ended June 30, 2005 and June 30, 2004, as the Company does not have recorded assets with indeterminate lives.

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
June 30, 2005

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2005	June 30, 2004
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	272,699	272,699
	2,177,699	2,177,699
Less accumulated amortization	(1,136,717)	(991,563)
	$1,040,982	$1,186,136

Amortization expense for the year ended June 30, 2005 and the year ended June 30, 2004 was $145,154 and $142,991, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006. The following is a summary of the costs of patents approved for the years ended June 30, 2005 and June 30, 2004:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2003	$266,224	$(94,340)	$171,884
2004 Activity	6,475	(17,964)	(11,849)
Balance, June 30, 2004	272,699	(112,304)	160,394
2005 Activity	-	-	-
Balance, June 30, 2005	$272,699	$(112,304)	$142,240

NOTE 5 - COMMON STOCK

Stock Based Compensation
In December 2004, the Financial Accounting Standards Board issued a revisionto Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The Company has not yet determined the impact to its financial statements from the adoption of this statement.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002 are not expected to impact the Company's financial statements. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

During the year ended June 30, 2005, the Company issued stock as follows: 3,170,000 shares of common stock as payment for services with a fair market value of $127,420; 8,250,000 shares of common stock for compensation with a fair market value of $300,000; 110,090 shares of common stock in payment of rent with a fair market value of $4,404; 210,000 shares of common stock in payment of commissions of $9,240. In addition, 138,889 common stock share were issued for cash of $10,000.

During the year ended June 30, 2004, the Company issued stock as follows: 8,865,000 shares of common stock as payment for services with a fair market value of $367,705; 6,213,600 shares of common stock for compensation with a fair market value of $272,470; 340,000 shares of common stock in payment of rent with a fair market value of $15,000; 300,000 shares of common stock in payment of financing expenses of $15,000; 800,000 shares of common stock for cash of $46,000 and 400,000 shares as repayment of debt with a fair market value of $40,000.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the year ended June 30, 2005, the Company granted 11,740,000 options of which all were immediately exercised.

The fair value of each option granted during the year ended June 30, 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 71%, expected life of 1 to 5 years, and no expected dividends. There was no additional value assigned to these options granted during the year ended June 30, 2005 because all options granted were immediately exercised.

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
June 30, 2005

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

There is no express termination date for the options, authorized by the Company's plans, although the Company's board may vote to terminate any existing plan. The exercise price of the options will be determined at the date of grant.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
2003 Stock Option Plan	2,944,400	$0.05	-

2004, 2004A Stock Option Plan	3,364,600	$0.05	-

2005 Stock Option Plan	-	$0.04	8,793,507

Total	6,309,000		8,793,507

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at July 1, 2003	3,309,000	$0.05
Granted	19,918,600	0.05
Exercised	(16,918,600)	0.05
Options outstanding and exercisable at June 30, 2004	6,309,000	$0.05

Options outstanding at July 1, 2004	6,309,000	$0.05
Granted	11,740,000	0.04
Exercised	(11,740,000)	0.04
Options outstanding and exercisable at June 30, 2005	6,309,000	$0.05

Weighted average fair value of options granted during the year ended June 30, 2005	$0.01

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

NOTE 7 - RELATED PARTIES

Periodically, loans and accrued wages are repaid, at the Company's discretion, by the issuance of its common stock options.

At June 30, 2005, the Company owed two of its shareholders $150,000 for accrued wages and approximately $89,500 for loans made to the Company.

At June 30, 2004, the Company owed three of its shareholders $90,000 for accrued wages and $170,584 for loans made to the Company.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
On May 29, 2003, the Company signed a two-year lease to rent a test facility in Delta, British Columbia commencing on June 1, 2003. Upon inception of the lease, two years of rent were prepaid by the issuance of 240,000 shares of Company stock. At the lease expiration on June 1, 2005, the Company commenced a month to month tenancy of the facility.

NOTE 9 - JOINT VENTURES

United Zeolite Products Ltd.
During the year ended June 30, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. In August 2004, Thelon Venturs Ltd, a Canadian corporation committed $450,000 CAD in cash to United as a condition to become the fourth partner and thereby reducing each of the existing partners' equity position to 25%. Under this agreement, FASC will deliver two KDS machines to United on a five year lease to be used to micronize zeolite.

The lease is for five years with a lump sum payment of approximately $375,000 due at the end of the lease. United will pay FASC a royalty of $6 for each ton of zeolite processed. United has the right to terminate the lease during the first three months of the term. At June 30, 2005, there was no royalty receivable owed to FASC.

During the year ended June 30, 2005, the Company contributed a machine to United for its investment for the cost of $70,221. This investment is accounted for using the cost method in accordance with APB 18. The Company does not have significant control of United and does not actively manage United.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

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

In February 2004, the Company finalized its agreement with AGES by granting AGES exclusive rights to the KDS technology for 20 years for applications in the pulp and paper industry in North America and the European Economic Community at which point FASC is scheduled to relinquish management control over AGES. AGES agreed to purchase the existing test machine in its possession for $100,000 to be paid in four equal installments payable upon closing of the first four sales made by AGES. In addition, AGES agreed to pay a minimum of $500,000 in royalties at $25,000 per machine sold, a minimum of one per year, to maintain the exclusive rights in the territory. During the year ended June 30, 2004, FASC changed its accounting for AGES to the equity method. The balance of its investment in AGES has been netted with its share of accumulated losses from AGES resulting in a zero balance at the financial statement reporting dates.

First American Scientific Corp ( Malaysia ) Bhd. Sd, ( Joint venture )On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine. Under the terms of the agreement, the joint venture ordered one KDS Micronex Machine from FASC at a cost of $140,000 and set up a demonstration plant in Malaysia for the KDS System utilizing the KDS Micronex Machine acquired from the Company. At September 9, 2004, this KDS machine had been sold, shipped and paid for.

In June 2005, FASC designed, manufactured and sold one large scale KDS machine to a biomass power plant in Malaysia. FASC earned a royalty of approximately $ 14,000 USD on the sale.

The joint venture with FASC Bhd. is also accounted for using the cost method. According to APB 18, the cost method is generally followed for investments in noncontrolled corporations. FASC received stock in FASC Bhd. for the use of FASC's technology license. While FASC holds 50% of the outstanding shares and two other companies own the other 50%, FASC does not influence the operating or financial decisions of FASC Bhd. FASC does not exercise its voting rights.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2005

FASC Bhd. issued its stock to FASC because it did not have the cash to pay FASC for the use of the technology license. FASC does not exercise significant control over FASC Bhd. and does not actively manage FASC Bhd. because of the presence, involvement and longstanding participation of the other two owners of the joint venture.

Waste and Resources Action Programme - UK
On August 6, 2004, the Company entered into a agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a UK Government funded program that supports research to improve markets for recycled materials and products in the UK. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP will purchase a KDS Micronex Machine at a price of $175,000. Also, WRAP will provide agreed funding in the amount of ^ $540,000 (approximately $968,700 on the agreement date), to be disbursed at WRAP's sole discretion for R&D purposes.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position

John Brian Nichols	68	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	54	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	63	Secretary and member of the Board of Directors

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

Calvin L. Kantonen,CGA - Chairman of the Board of Directors, Treasurer and Chief Financial Officer.

Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer and Chief Financial Officer of the Company. From September 1999 to August 2002, Mr. Kantonen was the President, Secretary/Treasurer and sole member of the Board of Directors of VMH VideoMovieHouse.com Inc., a subsidiary of the Company. Prior to joining the Company in 1999, Mr. Kantonen spent five years as a commercial lender with one of Canada' s largest financial institutions. Mr. Kantonen, CGA has been a member in good standing of the Certified General Accountants of British Columbia since 1984, during which time he practiced in the field of public accounting for ten years providing taxation and business advice to small business.

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Restricted	Underlying		All
Name and				Annual	Stock	Options/	LTIP	Other
Principal		Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Position [1]	Year	($)	($)	($)	($)	(#)	($)	($)
Brian Nichols	2005	150,000	50,000	0	0	0	0	0
President,CEO	2004	120,000	50,000	0	0	0	0	0
	2003	120,000	0	0	0	0	0	0

Cal Kantonen	2005	150,000	50,000	0	0	0	0	0
CFO, Treasurer	2004	120,000	50,000	0	0	0	0	0
	2003	120,000	0	0	0	0	0	0

David Gibson	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2005, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen	Treasurer and CFO	2006	$150,000
Brian Nichols	President and CEO	2006	$150,000

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

The 2004 and 2004A Plan registered 20,000,000 shares. All the shares have been issued as a result of the exercise of options. No shares are remaining in this Plan.

The 2005 Plan registered 10,000,000 shares, 1,206,493 options have been granted and 8,793,507 shares remain in the Plan.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2005 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2005

Individual Grants
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees in	or Base	Expiration
Name	(#)	Fiscal Yr	Price	Date
Brian Nichols [1]	2,000,000	50%	$0.05	Sept. 30, 2008
Cal Kantonen [1]	2,000,000	50%	$0.05	Sept. 30, 2008

Aggregated Option/SAR Exercises and Fiscal 2005 Year-End Option/SAR Value Table.

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2005 by each of the named executive officers, and the fiscal 2005 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2005

and Option/SAR Values at June 30, 2005

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	3,375,000	Nil	900,000	nil	$6,250	nil
Cal Kantonen	3,375,000	Nil	1,500,000	nil	nil	nil

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

	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	5,370,000	President, Principal Executive	2.96%
		Officer and a Director

Cal Kantonen	5,516,600	Chairman of Board of Directors,	3.63%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.24%

All officers and directors as a group (3)	11,336,600		6.24%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2005, $150,000 of related party wages were paid with stock options to Mr. Kantonen and Mr. Nichols each.

At June 30, 2005, the Company owed its officers a total of $ 89,530 for loans and $ 150,000 for unpaid salaries.

During the year ended June 30,2005 , the Company issued stock options from the company's stock option plan to acquire up to 6,750,000 shares of common stock to its officers and employees at exercise prices ranging from $ 0.35 to $0.06 which were equal to the fair market value of the stock on the date of grant.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

No Form 8-Ks have been filed during the fourth quarter of 2005.

Exhibits

The following Exhibits are incorporated herein by reference from the Registrant's Form 10SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-27094, Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
3.1	Articles of Incorporation of First American Scientific Corporation.
3.2	Bylaws of First American Scientific Corporation.
4.1	Specimen Stock Certificate
28.1	Consultant and Employee Stock Compensation Plan.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-59926 on May 1, 2001. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.16	2001A Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB for the period ended June 30, 2002:

Exhibit No.	Description
10.17	Alliance between Honeywell Ltd. and the Company
10.18	Agreement between Beau Pre Explorations Ltd. and the Company
10.19	Agreement between The Rubber Black Corporation and the Company

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-111079 on December 11, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	The 2004 Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-117589 on July 23, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	The 2004A Nonqualified Stock Option Plan.

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-122786 on February 14, 2005. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	The 2005 Nonqualified Stock Option Plan.

The following exhibits are filed with this report:

Exhibit No.	Description
23.1	Consent of Williams & Webster, P.S., independent certified public accountants.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2005. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $42,200 for the fiscal year ended June 30, 2004 and approximately $48,500 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid additional fees for the fiscal year ended June 30, 2004 and June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was paid approximately $5,900 aggregate fees for the fiscal year 2004 and approximately $0 for the fiscal year ended June 30, 2005 for professional services rendered for tax compliance, tax advice and tax planning. This service was for the preparation of Form 1120 for the Company's subsidiary.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2004 and June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of September, 2005.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	/s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and member of the Board of Directors

BY:	/s/ Calvin L. Kantonen
Calvin L. Kantonen, Treasurer, Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

/s/ John Brian Nichols	President, Principal Executive Officer and	September 21, 2005
John Brian Nichols	member of the Board of Directors

/s/ Calvin L. Kantonen	Treasurer, Principal Financial Officer and	September 21, 2005
Calvin L. Kantonen	Chairman of the Board of Directors

/s/ David Gibson	Secretary and member of the Board of Directors	September 21, 2005
David Gibson