Form 10QSB
period 2005-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2005-11-14
CIK 1002822

======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Vancouver, Brtish Columbia
Canada V7T 1A2
(Address of principal executive offices)

(604) 913-9035
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [    ]

The Company is a Shell company: Yes [    ] No [X]

================================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2005	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$3,738	$1,020
Accounts receivable, net of allowance	245,405	129,860
Sales tax refunds	1,084	10,090
Prepaid expenses	193	184
Inventory	192,166	192,166
TOTAL CURRENT ASSETS	442,586	333,320

PROPERTY AND EQUIPMENT
Property and equipment	88,856	88,856
Less: accumulated depreciation	(51,313)	(48,020)
TOTAL PROPERTY AND EQUIPMENT	37,543	40,836

OTHER ASSETS
Technology rights, net of amortization	866,992	898,742
Patents and manufacturing rights, net of amortization	137,695	142,240
Investments in joint ventures	333,420	333,420
TOTAL OTHER ASSETS	1,338,107	1,374,402
TOTAL ASSETS	$1,818,236	$1,748,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$170,132	$176,804
Deferred revenues	16,799	-
Notes payable to related party	43,003	-
TOTAL CURRENT LIABILITIES	229,934	176,804

LONG-TERM LIABILITIES
Notes and wages payable to related parties	270,350	239,530
TOTAL LONG-TERM LIABILITIES	270,350	239,530

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock - $0.001 par value,
200,000,000 shares authorized; 184,208,955 and
181,443,955 shares issued and outstanding, respectively	184,209	181,444
Stock Options	254,291	254,291
Additional paid-in capital	12,511,140	12,412,161
Accumulated deficit	(11,623,898)	(11,506,829)
Accumulated other comprehensive gain (loss)	(7,790)	(8,843)
TOTAL STOCKHOLDERS' EQUITY	1,317,952	1,332,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,818,236	$1,748,558

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended
		September 30,
		2005		2004
		(Unaudited)		(Unaudited)

REVENUES
Revenues from equipment and machine sales		$-		$147,646
License revenue		115,001		-
Total Revenue		115,001		147,646
COST OF SALES		-		70,221
GROSS PROFIT		115,001		77,425
OPERATING EXPENSES
Advertising		863		821
Amortization and depreciation		40,199		44,510
Professional services		27,650		68,800
Wages		108,652		100,874
Commissions		-		9,240
Research and development		-		2,885
General and administration		61,697		40,490
Rent		5,337		-
Total Operating Expenses		244,398		267,620
LOSS FROM OPERATIONS		(129,397)		(190,195)
OTHER INCOME (EXPENSE)
Expenses recovered from joint venture		8,728		-
Government grant		3,600		-
Total Other Income (Expense)		12,328		-
LOSS BEFORE INCOME TAXES		(117,069)		(190,195)
INCOME TAXES		-		-
NET LOSS		(117,069)		(190,195)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)		1,053		2,153
COMPREHENSIVE NET LOSS		$(116,016)		$(188,042)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		183,563,955		170,370,532

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	September 30,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,069)	$(190,195)
Depreciation and amortization	39,588	44,510
Stock and options issued for services and compensation	79,334	89,240
Stock and options issued for expenses	22,410	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(115,545)	39,688
Decrease (increase) in inventory	-	12,567
Decrease (increase) in deposits and prepaid expenses	(9)	5,689
Decrease (increase) in GST refunds	9,006	-
Increase (decrease) in accounts payable & accrued expenses	(6,672)	(7,284)
Increase (decrease) in deferred revenues	16,799	-
Net cash provided (used) by operating activities	(72,158)	(5,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(844)
Net cash provided (used) in investing activities	-	(844)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	10,000
Net proceeds from borrowing, related parties	72,894	(47,894)
Net cash used by financing activities	72,894	(37,894)

NET INCREASE (DECREASE) IN CASH	736	(44,523)
Other comprehensive gain (loss) - foreign currency translation	1,982	1,782

CASH - Beginning of year	1,020	59,822
CASH - End of period	$3,738	$17,081

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Stock and options issued for services	$4,334	$89,240
Stock and options issued for expenses	$22,410	$-
Stock and options issued for accrued compensation	$75,000	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter "FASC" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2005

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,623,898 through September 30, 2005 and has limited cash resources. The Company recorded minimal sales during the period ended September 30, 2005 and generated a net loss of $117,069. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

Management intends to seek new capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the nine months ended September 30, 2005, the Company sold one license and contracted to sell two machines in the future.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2005

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, " Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2005

NOTE 3 - COMMON STOCK

During the three months ended September 30, 2005, the Company issued common stock shares as follows:

1,875,000 shares upon the exercise of options for management salaries with a fair market value of $75,000; 150,000 shares upon the exercise of options for legal services with a fair market value of $4,334; and 740,000 shares of common stock upon the exercise of options for services and expenses with a fair market value of $22,410;

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended September, the Company granted 2,765,000 options of which 2,765,000 were immediately exercised.

NOTE 5 - RELATED PARTIES

At September 30, 2005, the Company owed three of its senior executives $ 150,000 for accrued salary and $163,353 for loans made to the Company.

NOTE 6 - CONTRACTS

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a U.K. Government funded program that supports research to improve markets for recycled materials and products in the U.K. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP has purchased a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^ 540,000 to be disbursed at WRAP's sole discretion for R&D purposes.

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel will pay licensing fee and will purchase and install a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2005

NOTE 7 - SUBSEQUENT EVENTS

On Sept 14, 2005 AGES made a request to its shareholder to raise additional working capital by way of the issuance of new capital in AGES. The Company declined to participate. In October 2005 AGES received $ 700,000 Cdn in new funding from its shareholders which was deemed sufficient funds to complete its current project. As a result, the Company's interest in AGES was diluted to 12 % and Hydro Quebec Capitech Inc became the majority and controlling shareholder of AGES.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS September 31, 2005

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and South Korea. We have now reached proven commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan and the UK.

On September 30, 2005 we had current assets of $ 442,586 and current liabilities of $ 229,934 compared to the previous year on September 30, 2004 when we had $ 245,072 in current assets and $ 70,334 in current liabilities. Our working capital ratio on September 30, 2005 was 1.92: 1, compared to the working capital ratio was 3.48 : 1 on September 30, 2004. The company is maintaining a positive working capital position and has no long term debt other than advances from two of its directors.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 System at a pulp mill in eastern Canada. To date approximately three fourths of the funds have been received on a 2 : 1 matching basis.

Waste Resources Action Program (WRAP) Research Funding

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was sold and paid for, then shipped to Aylesford Newsprint in London, England where it is now in operation. An evaluation is now ongoing and we are expecting a progress report in December 2005.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The research is underway. No new reports have been issued to date.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company met this minimum sales target in fiscal year 2005, and has two contracts signed already in 2006. Sales are booked when the equipment is delivered.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $ 270,350 as of September 30, 2005.

As of September 30, 2005 there were 184,208,955 shares issued and outstanding.

Results of Operations - Quarter ending September 30, 2005

Revenue for the quarter ended September 30, 2005 was $ 115,001 compared to $ 147, 646 for the same period last year. Sales efforts are ongoing with two contracts signed in the quarter.

Net losses for the quarter ended September 30, 2005 were $ 117,069 compared to a loss of $190,195 for the same period last year or less than $0.01 per share in each period. Efforts to increase revenue and to control and reduce operating costs are continual.

The company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture - Halliburton contract

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $ 5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004 Thelon Ventures Ltd., a Canadian company committed $ 450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. As of the date of writing this report the building construction is complete and KDS equipment has been delivered is operational. To date no raw materials have been delivered to UZP due to lack of funding needed to purchase additional material handling and drying equipment. This is ZEO's responsibility and they are attempting to remedy the situation. The Halliburton contract is being serviced through alternate means. No royalties or payments have been received to date.

Malaysian Joint Venture

In September 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A machine was purchased by FASCM and shipped to Malaysia in August 2004. Operation and evaluation of the equipment is now ongoing. The first KDS sale in Malaysia was to a biomass power plant, with the potential for 5 more sales to come. FASC earned approximately $ 15,000 in royalties on this sale. An update from Malaysia is expected in November 2005.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS 3000 machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. Plans for construction of the new KDS Model 3000 have been finalized and the first unit is being constructed. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario. In October 2005, AGES received $ 700,000 Cdn in new funding from its shareholders and has sufficient funds to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership to 12% , while effective October 19, 2005, Hydro Quebec Capitech Inc became the majority and controlling shareholder of AGES. FASC continues to support AGES in its efforts to make this project a success.

Other material contracts:

Waste Resources Action Program - UK

Under agreement with FASC, WRAP has agreed to provide up to $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp mill in the UK and for market research, scientific research and re-design of supplementary systems for industry-specific applications. The site will be announced when details are finalized. FASC engineering staff will be working with WRAP for the duration of the project which will run for approximately 18 months. For the project, the KDS will be the key technology to dewater sludge and enable the separation and recycling of fibre and clay for a variety of applications. An evaluation is now ongoing and we are expecting a progress report in December 2005.

JP Steelplantech Co.- Japan

FASC has signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel will pay licensing fee and will purchase and install a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company formed by four Japanese steel industry giants in 2001; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

City of Prince George, Canada

FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment" The initial runs will be monitored for three months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines.

Research and Development

We continue to focus on improving the KDS equipment' s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, FASCM, and now JP Steelplantech Co. and the City of Prince George, our research and testing will continue in developing more commercially viable applications for our technology.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serves as an administrative office and rent a sales office in Delta, British Columbia. We moved our demonstration facility to Abbotsford, British Columbia in August 2005. AGES shares office space in Montreal, Quebec with Thermix Combustions Systems.

Trends

Sales efforts are beginning to bring results with four systems sold in the last five quarters and two new sales contracted for delivery. Based upon the sale of a minimum of eight machines per year, plus royalties and license fees, we have projected sales of at least $ 1,500,000 to $ 2,000,000 next year .

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, " Inventory Costs- an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

ITEM 3.     CONTROLS AND PROCEDURES

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

PART II.

ITEM 6.     EXHIBITS
(c)	Exhibit No.	Document

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2005.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: /s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: /s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors