Form 10QSB
period 2005-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2006-01-30
CIK 1002822

========================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

The Company is a Shell company: Yes [   ] No [ X ]

As of January 27, 2006, we have a total amount of shares issued and outstanding of: 189,408,955

=======================================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2005	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$126,068	$1,020
Accounts receivable, net of allowance	129,471	129,860
Sales tax refunds	6,382	10,090
Prepaid expenses	10,263	184
Inventory	192,166	192,166
TOTAL CURRENT ASSETS	464,350	333,320

PROPERTY AND EQUIPMENT
Property and equipment	88,856	88,856
Less: accumulated depreciation	(54,605)	(48,020)
TOTAL PROPERTY AND EQUIPMENT	34,251	40,836
OTHER ASSETS
Technology rights, net of amortization	835,242	898,742
Patents and manufacturing rights, net of amortization	133,149	142,240
Investments in joint ventures	333,420	333,420
TOTAL OTHER ASSETS	1,301,811	1,374,402
TOTAL ASSETS	$1,800,412	$1,748,558

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$134,910	$176,804
Deferred revenue - deposit	70,000	-
TOTAL CURRENT LIABILITIES	204,910	176,804

LONG-TERM LIABILITIES
Notes and wages payable to related parties	231,197	239,530
TOTAL LONG-TERM LIABILITIES	231,197	239,530

COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 189,408,955 and
181,443,955 shares issued and outstanding, respectively	189,409	181,444
Stock Options	254,291	254,291
Additional paid-in capital	12,708,540	12,412,161
Accumulated deficit	(11,766,936)	(11,506,829)
Accumulated other comprehensive (gain) loss	(20,999)	(8,843)
TOTAL STOCKHOLDERS' EQUITY	1,364,305	1,332,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,800,412	$1,748,558

These accompanying condensed notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended			Six Months Ended
		December 31,			December 31,
		2005		2004	2005		2004
		(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)
REVENUES
Revenues from equipment and machine sales		$150,000		$180,058	150,000		$327,704
Royalty & Licensing fee		30,000		-	145,001		-
Leasing fee		16,799		-	16,799		-
Total Revenue		196,799		180,058	311,800		327,704

COST OF SALES		68,510		65,932	68,510		136,153
GROSS PROFIT		128,289		114,126	243,290		191,551
OPERATING EXPENSES
Advertising		10,616		-	11,479		-
Amortization and depreciation		40,277		44,510	80,477		89,020
Marketing		2,284		-	2,284		-
Professional services		21,569		66,379	49,218		135,179
Wages		118,269		186,280	226,921		287,154
Commissions		26,564		463	26,564		9,703
Research and development		2,036		349	2,036		3,234
General and administration		65,881		43,193	116,698		84,014
Rent		7,819		-	13,156		-
Total Operating Expenses		295,315		341,174	528,833		608,304

LOSS FROM OPERATIONS		(167,026)		(227,048)	(285,543)		(416,753)
OTHER INCOME (EXPENSE)
Expenses recovered from joint venture		9,392		-	18,121		-
Government grant		3,715		-	7,315		-
Total Other Income (Expense)		13,107		-	25,436		-

LOSS BEFORE INCOME TAXES		(153,919)		(227,048)	(260,107)		(416,753)
INCOME TAXES		-		-	-		-
NET LOSS		(153,919)		(227,048)	(260,107)		(416,753)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange		(12,156)		(3,333)	(13,209)		(5,486)

COMPREHENSIVE NET LOSS		$(166,075)		$(230,381)	(273,316)		$(422,239)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		189,225,622		173,257,198	186,512,288		171,983,865

The accompanying condensed notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended
	December 31,
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(260,107)	$(416,753)
Depreciation and amortization	80,477	89,020
Stock and options issued for services and compensation	225,000	120,000
Stock issued for services and consulting	12,834	79,580
Stock issued for rent	22,000	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	389	68,005
Decrease (increase) in taxes and tax credits	3,708	-
Decrease (increase) in inventory	-	35,238
Decrease (increase) in deposits and prepaid expenses	(10,079)	11,389
Increase (decrease) in deferred revenue	70,000	-
Increase (decrease) in accounts payable & accrued expenses	(41,894)	(34,136)
Net cash provided (used) by operating activities	102,328	(47,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	30,534	21,613
Proceeds from sales of stock	-	10,000
Net cash used by financing activities	30,534	31,613

NET INCREASE (DECREASE) IN CASH	132,862	(16,044)
Other comprehensive gain (loss) - foreign currency translation	(7,814)	(5,486)

CASH - Beginning of year	1,020	59,822
CASH - End of period	$126,068	$38,292

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$225,000	$120,000
Common stock issued for services and consulting	$12,834	$79,580
Common stock issued for rent	$22,000	$-
Common stock issued for loan payable	$22,100	$-
Stock and options issued for accrued expenses	$22,410	$-

The accompanying condensed notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2005

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

Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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
December 31, 2005

Going Concern
 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,776,936 through December 31, 2005 and has limited cash resources. The Company recorded minimal sales during the period ended December 31, 2005 and generated a net loss of $166,075. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

Revenue and Cost Recognition
 Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the six months ended December 31, 2005, the Company sold two licenses, sold one machine, and contracted to sell one machines in the future.

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
December 31, 2005

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

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, "Inventory CostsC an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of " so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2005

NOTE 3 - COMMON STOCK

During the three months ended December 31, 2005, the Company issued common stock shares as follows:

3,750,000 shares upon the exercise of options for management salaries with a fair market value of $150,000; 650,000 shares upon the exercise of options for commissions with a fair market value of $22,100; 250,000 shares upon the exercise of options for accounting services with a fair market value of $8,500; and 550,000 shares of common stock upon the exercise of options for rent and expenses with a fair market value of $22,000;

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended March, the Company granted 5,200,000 options of which all were immediately exercised.

NOTE 5 - RELATED PARTIES

At December 31, 2005, the Company owed two of its senior executives $75,000 for accrued salary and $ 155,736 for loans made to the Company.

NOTE 6 - CONTRACTS

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a U.K. Government funded program that supports research to improve markets for recycled materials and products in the U.K. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP has purchased a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP' s sole discretion for R&D purposes.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2005

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan.

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has agreed to finalize the purchase and install a fully operational KDS at its facility in Seoul within one year to be used for sales demonstrations and research purposes. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea.

NOTE 7 - SUBSEQUENT EVENTS

As of January 26, 2006, the Company has withdrawn from the United Zeolite Products Ltd joint venture and has removed its equipment from the site.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - December 31, 2005

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan and the UK.

On December 31, 2005 we had current assets of $ 464,350 and current liabilities of $ 204,910 compared to the previous year on December 31, 2004 when we had $ 209,595 in current assets and $ 43,482 in current liabilities. Our working capital ratio on December 31, 2005 was 2.26 : 1, compared to the working capital ratio was 4.8 : 1 on December 31, 2004. The company is maintaining a positive working capital position and has no long term debt other than advances from two of its directors.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 System at a pulp mill in eastern Canada. (see AGES on page 3)

Waste Resources Action Program (WRAP) Research Funding

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will assist in managing the project. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was sold and paid for, then shipped to Aylesford Newsprint in London, England where it is now in operation. In January 2006, a 60 day continuous run test was commenced. Final evaluation results will be announced when they become available.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The project is ongoing. No new reports are available for this quarter.

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

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $ 231,000 as of December 31, 2005.

As of December 31, 2005 there were 189,408,955 shares issued and outstanding.

Results of Operations - Quarter ending December 31, 2005

Revenue for the quarter ended December 31, 2005 was $ 196,799 compared to $ 180,058 for the same period last year. Sales efforts are ongoing with one license and one machine sale being finalized in the quarter.

Comprehensive net losses for the quarter ended December 31, 2005 were $ 166,075 compared to a loss of $ 230,381 for the same period last year or less than $0.01 per share in each period. Efforts to increase revenue and to control and reduce operating costs are continual.

The company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $ 5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004 Thelon Ventures Ltd., a Canadian company committed $ 450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds determined to complete the construction of the

Princeton facility. The KDS equipment was delivered and operational on September 30, 2004, however, material handling and drying equipment has not been installed. No raw materials were delivered to Princeton for processing, and the Princeton plant is not operating. The Halliburton contract has been supplied through alternate means. UZP's revenue during its first year of operation was $ 141,907, but it had accumulated a deficit of $214,420 since commencement of operations. No royalties or payments have been received by FASC to date. As of January 26, 2006, facing irreconcilable differences between the joint venture partners, FASC has withdrawn from the joint venture and has removed its equipment from the site. The discontinuation of this project was not due to the KDS systems ability to produce micronized zeolite which all have agreed was of excellent quality. FASC is now discussing options with other parties to fulfill the need for light weight, fast setting concrete for the oil industry.

Malaysian Joint Venture

In September 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. FASC (Malaysia) Sdn. Bhd. Has been granted exclusive license to market the KDS equipment in Malaysia, Thailand, Singapore,and Indonesia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A model KDS250 machine was purchased by FASCM and shipped to Malaysia in August 2004. Subsequently, FASM constructed a bigger model MF - 777 which was installed in a biomass power plant in east Malaysia. A second model MF - 777 has been constructed and is operating at FASCM's test site. Ongoing trials and evaluation are still taking place.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS 3000 machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. Plans for construction of the new KDS Model 3000 have been finalized and the first unit is being constructed. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario. In October 2005, AGES received $ 700,000 Cdn in new funding from its shareholders and has sufficient funds to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership to 12% , while effective October 19, 2005, Hydro Quebec Capitech Inc became the majority and controlling shareholder of AGES. FASC continues to support AGES in its efforts to make this project a success. The KDS 3000 machine is complete and is now in the final stages of evaluation. Upon satisfactory operation, it will be delivered to the pulp mill site in Nova Scotia, Canada.

Other material contracts:

Waste Resources Action Program - UK

Under agreement with FASC, WRAP has agreed to provide up to $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp mill in the UK and for market research, scientific research and re-design of supplementary systems for industry-specific applications.. For the project, the KDS will be the key technology to dewater sludge and enable the separation and recycling of fibre and clay for a variety of applications. The machine was installed in January 2005 and now is in full operation.

JP Steelplantech Co.- Japan

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty to FASC for each machine manufactured and sold in Japan.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

JNK Heaters Co. Ltd - Korea

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has agreed to finalize the purchase and install a fully operational KDS at its facility in Seoul within one year to be used for sales demonstrations and research purposes. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea.

City of Prince George, Canada

FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment" The initial runs will be monitored for three months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines. Expected date for commencement of operations is March 2006.

Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, FASCM, JP Steelplantech Co., the City of Prince George, and now JNK Heaters Co. Ltd , our research and testing will continue in developing commercially viable applications for our technology in the various localities.

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

Trends

Sales efforts are beginning to bring results with five systems sold in the last six quarters and two new license agreements signed this fiscal year. Based upon the sale of a minimum of one machine per quarter, plus royalties and license fees, we have projected sales of at least $ 1,000,000 to $ 2,000,000 next year.

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

PART II.

ITEM 6.     EXHIBITS
(c)	Exhibit No.	Document

	10.1	Termination Agreement between First American Scientific Corp, Zeo-Tech Enviro Corp., C2C Zeolite Corporation, Thelon Ventures Ltd., and United Zeolite Products Ltd.

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

	32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January, 2006.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: /s/ John Brian Nichols
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: /s/ Calvin L. Kantonen
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors