Form 10QSB
period 2006-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2006-05-05
CIK 1002822

===============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

As of May 4, 2006, we have a total amount of shares issued and outstanding of: 189,843,955

=======================================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2006	2005
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$7,057	$1,020
Accounts receivable, net of allowance	193,945	129,860
Sales tax refunds	3,007	10,090
Prepaid expenses	4,032	184
Inventory	215,811	192,166
TOTAL CURRENT ASSETS	423,852	333,320

PROPERTY AND EQUIPMENT
Property and equipment	143,052	88,856
Less: accumulated depreciation	(60,607)	(48,020)
TOTAL PROPERTY AND EQUIPMENT	82,445	40,836

OTHER ASSETS
Technology rights, net of amortization	803,492	898,742
Patents and manufacturing rights, net of amortization	128,604	142,240
Investments in joint ventures	263,158	333,420
TOTAL OTHER ASSETS	1,195,254	1,374,402

TOTAL ASSETS	$1,701,551	$1,748,558

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$123,540	$176,804
TOTAL CURRENT LIABILITIES	123,540	176,804

LONG-TERM LIABILITIES
Notes and wages payable to related parties	312,341	239,530
TOTAL LONG-TERM LIABILITIES	312,341	239,530

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 189,708,955 and
181,443,955 shares issued and outstanding, respectively	189,709	181,444
Stock Options	287,291	254,291
Additional paid-in capital	12,718,440	12,412,161
Accumulated deficit	(11,905,616)	(11,506,829)
Accumulated other comprehensive (gain) loss	(24,154)	(8,843)
TOTAL STOCKHOLDERS' EQUITY	1,265,670	1,332,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,701,551	$1,748,558

The accompanying notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended				Nine Months Ended
		March 31,				March 31,
		2006		2005		2006		2005
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES
Revenues from equipment and machine sales		$193,618		$69,418		$343,618		$397,122
Royalty & Licensing fee		50,000		-		195,001		-
Leasing fee		-		-		16,799		-
Total Revenue		243,618		69,418		555,418		397,122

COST OF SALES		90,305		-		158,815		136,153
GROSS PROFIT		153,313		69,418		396,603		260,969

OPERATING EXPENSES
Advertising		5,895		1,194		17,374		1,194
Amortization and depreciation		43,068		44,373		123,545		133,393
Consulting		-		-		-		-
Marketing		8,452		-		10,737		-
Professional services		13,707		-		62,926		135,179
Foreign exchange gain		-		(3,755)		-		(3,755)
Wages		120,149		126,890		226,921		414,044
Commissions		7,000		-		33,564		-
Research and development		27,362		55		29,398		3,289
General and administration		118,687		147,635		322,309		231,649
Bad debt expense		7,225		-		7,225		-
Rent		7,274		-		20,430		-
Total Operating Expenses		358,819		316,392		854,429		914,993

LOSS FROM OPERATIONS		(139,285)		(246,974)		(457,826)		(654,024)
OTHER INCOME (EXPENSE)
Expenses recovered		32,290		-		50,411		-
Government grant		1,313		-		8,628		-
Total Other Income (Expense)		33,603		-		59,039		-

LOSS BEFORE INCOME TAXES		(105,682)		(246,974)		(398,787)		(654,024)
INCOME TAXES		-		-		-		-
NET LOSS		(105,682)		(246,974)		(398,787)		(654,024)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		(3,155)		(21,529)		(15,311)		(23,029)

COMPREHENSIVE NET LOSS		$(108,837)		$(268,503)		$(414,098)		$(677,053)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		189,708,955		175,827,258		189,708,955		175,281,663

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(398,787)	$(654,024)
Depreciation and amortization	123,545	133,393
Bad debt expense	7,225	-
Stock and options issued for services and compensation	258,000	270,000
Stock issued for expenses	-	4,403
Stock issued for services and current debt	-	136,660
Stock issued for rent and expenses	44,410	-
Stock issued for services and consulting	12,834	-
Stock issued for professional fees	10,200	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(64,085)	61,205
Decrease (increase) in taxes and tax credits	7,083	-
Decrease (increase) in inventory	-	29,365
Decrease (increase) in deposits and prepaid expenses	(3,848)	12,881
Increase (decrease) in sales deposits	-	37,429
Increase (decrease) in accounts payable & accrued expenses	(53,264)	(23,854)
Increase (decrease) in payable to related parties	72,811	(49,213)
Net cash provided (used) by operating activities	16,124	(41,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(90)
Investments	-	-
Investment in technology rights and patents	-	-
Net cash provided (used) in investing activities	-	(90)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	-
Net proceeds from borrowing, related parties	-	-
Proceeds from sales of stock	-	10
Net cash used by financing activities	-	10
NET INCREASE (DECREASE) IN CASH	16,124	(41,835)
Other comprehensive gain (loss) - foreign currency translation	(10,087)	3,157
CASH - Beginning of period	1,020	59,822
CASH - End of period	$7,057	$21,144
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	$258,000	$270,000
Common stock issued for services and current debt	$-	$136,660
Common stock issued for expenses	$-	$4,403
Stock issued for professional fees	$10,200	$-
Stock issued for rent and expenses	$44,410	$-
Stock issued for services and consulting	$12,834	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

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

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $11,905,616 through March 31, 2006 and has limited cash resources. The Company recorded minimal sales during the nine month period ended March 31, 2006 and generated a net loss of $398,787. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the nine months ended March 31, 2006, the Company sold two licenses, sold two machines, and contracted to sell one machines in the future.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2006 presentation.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no immediate financial impact from the adoption of this statement.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans. At March 31, 2006, the Company recognized $33,000 in compensation expense related to options granted.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006

NOTE 3 - COMMON STOCK

During the three months ended March 31, 2006, the Company issued common stock shares as follows:

300,000 shares upon the exercise of options at $ 0.034 for professional with a fair market value of $10,200;

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended March 31, 2006, the Company granted 1,875,000 options to management for unpaid salary. None of these options have been exercised. Using the Black - Scholes method of valuation, these unexercised options have been assigned a value of $ 33,000.

NOTE 5 - RELATED PARTIES

At March 31, 2006, the Company owed two of its senior executives a total of $ 312,341 accrued salary and for loans made to the Company.

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

In September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2006

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

NOTE 7 - SUBSEQUENT EVENTS

On April 18, 2006 the company announced the signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Finalization of the documentation is expected to be completed in May 2006.

On April 28, 2006, the company received a purchase order for the sale of two machines to Minnesota Valley Alfalfa Producers. Fabrication is to commence immediately.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - March 31, 2006

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

On March 31, 2006 we had current assets of $423,852 and current liabilities of $123,540 compared to the previous year on March 31, 2005 when we had $203,628 in current assets and $91,624 in current liabilities. Our working capital ratio on March 31, 2006 was 3.43:1, compared to the working capital ratio was 2.22 : 1 on March 31, 2005. The company continues to maintain a positive working capital position and has no long term debt other than advances from two of its directors.

Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 System at a pulp mill in eastern Canada. (see AGES on page 13)

Waste Resources Action Program (WRAP) Research Funding

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. FASC engineering staff will manage the project which will run for approximately 18 months. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. The first machine was sold and paid for, then shipped to Aylesford Newsprint in London, England where it is now in operation. In January 2006, a 60 day continuous run test was commenced, and final reports will be announced when they are completed.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The project is still ongoing and no new report is available for the quarter ended March 31, 2006.

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

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $312,341 as of March 31, 2006.

As of March 31, 2006 there were 189,708,955 shares issued and outstanding.

Results of Operations - Quarter ending March 31, 2006

Revenue for the quarter ended March 31, 2006 was $ 243,618 compared to $ 69,418 for the same period last year. Sales efforts are ongoing with one machine sale being finalized in the quarter, and a purchase order has been received for two more machines subsequent to the date of these statements.

Net losses for the quarter ended March 31, 2006 were $ 105,682 compared to a loss of $ 246,974 for the same period last year or less than $0.01 per share in each period. Efforts to increase revenue and to control and reduce operating costs are continual.

The company will participate in profits and royalties from three separate joint venture agreements as follows:

United Zeolite Products Ltd. Joint Venture

The Company withdrew from this joint venture, relinquished its shares, and has removed all of its equipment from the UZP site due to irreconcilable difference between the joint venture partners. We are now searching for a new supplier of zeolite which we believe can become a very valuable commodity when processed through our KDS equipment.

Malaysian Joint Venture

In September 2004 the Company signed an agreement to form a new Malaysian company, FASC (Malaysia) Sdn. Bhd, to construct a fully operational palm waste processing plant to be 100 % financed by the Malaysian partners. Upon completion, FASC (Malaysia) Sdn. Bhd. will be granted exclusive license to market the KDS equipment in Malaysia. In addition to earning royalties for all KDS equipment sold in Malaysia, FASC will share equally in the operating profits of the joint venture and retain a 50 % ownership in FASC (Malaysia) Sdn. Bhd. A machine was purchased by FASCM and shipped to Malaysia in August 2004. The first KDS was installed in a biomass power plant for evaluation and adaptation, with the potential for more sales to follow. Two additional sales are now pending.

Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted a new 21 year exclusive license to design, manufacture and sell a large scale KDS 3000 machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. Plans for construction of the new KDS Model 3000 have been finalized and the first unit is being constructed. The smaller Model 250 test machine remains at Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario. In October 2005, AGES received $ 700,000 Cdn in new funding from its shareholders and has sufficient funds to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership to 12% , while effective October 19, 2005, Hydro Quebec Capitech Inc became the majority and controlling shareholder of AGES. FASC continues to support AGES in its efforts to make this project a success. The machine has been delivered to the Flakeboard pulp mill site in Nova Scotia, Canada, where assembly and trials are underway.

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

JP Steelplantech Co.- Japan

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan. Marketing efforts are now underway.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

JNK Heaters Co. Ltd - Korea

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has purchased and and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea. FASC Korea has one sale pending.

City of Prince George, Canada

FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment. The initial runs will be monitored for two months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines with an expected date for commencement of trial operations in May 2006.

Brazil

On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. The finalization of the documentation is expected to be completed in May 2006.

Minnesota

On April 28, 2006, the company received a purchase order for the sale of two machines to Minnesota Valley Alfalfa Producers. Fabrication is to commence immediately.

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

Trends

Sales efforts are beginning to bring results with five systems sold in the last six quarters and two new license agreements signed this fiscal year. Based upon the sale of a minimum of one machines per quarter, plus royalties and license fees, we have projected sales of at least $1,000,000 to $2,000,000 next fiscal year .

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 109"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. During the year ended June 30, 2005, the Company adopted SFAS No. 153. The Company has determined that there was no immediate financial impact from the adoption of this statement.

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

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock Based Compensations." This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans. As of March 31, 2006, the Company recognized $33,000 in compensation expense.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, First American Scientific Corp.' s Principal Executive Officer and their Principal Financial Officer have evaluated the effectiveness of the Company' s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, First American Scientific Principal Executive and Principal Financial Officer each concluded that the Company's disclosure controls and procedures are effective. There were no changes in the Company's internal controls over financial reporting that occurred during the Company's most recent quarter that may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of May, 2006.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: CALVIN L. KANTONEN
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors