Form 10KSB
period 2006-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2006-09-28
CIK 1002822

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2006

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Name of small business issuer in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

811 - 100 Park Royal South
West Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices, including postal code.)

(604) 913-9035
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2006: $ 976,406

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2006: $ 9,302,353 USD

==========================================================================================================

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2006: 189,843,955

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

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable " waste to resources" industrial applications for the KDS System, then market, manufacture, sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

Applications

1. Converting biomass to combustible fuel or fertilizer

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

2. Drying and grinding of pulp sludge

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

3. Drying and grinding animal waste/munincipal sewage/food waste

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

4. Pulverizing of mineral rock to release precious metals

When micronizing mineral rock, the process reduces the rock to a consistent fine dry powder as small as -400 mesh which has proven sufficient to separate and release precious and heavy metals mechanically without the use of chemicals. Development work continues to increase the durability of the equipment to withstand the heavy wear imposed when processing hard rock. Although the process has proven to be 97% efficient, commercially viable processing volumes have not yet been achieved. This process has now been patented.

5. Micronizing scrap rubber

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

6. Micronizing of recycled Glass

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

Patents issued and pending

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

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. This application is still pending.

Acquisition of / Ownership of Patents

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

On July 2, 1997, the Company purchased from Spectrasonic Corp all rights to the technology and its patents, whether issued or pending, including all data pertaining to the patent process with respect to the KDS Disintegration System. Upon the final payment to Spectrasonic of 1,000,000 common shares of the Company's stock valued at $0.25 per share which was made on December 1, 1999 , unencumbered right and title to all patents was irrevocably transferred to the Company.

Research and Testing

The Company continues research with various materials to improve operating efficiencies; increase volume throughput to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Canada by FASC and AGES, in Kuala Lumpur, Malaysia by FASCM, in London, England by WRAP, in Japan by JP Steelplantech, and in Korea by JNK Heaters Ltd. Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system. All research on rubber processing has been discontinued until a suitable research partner can be identified.

Government/Environment Regulation

The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the Company' s operations currently comply in all material respects with applicable laws and regulations. Management believes the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past. In the future, stricter regulations may increase the demand for our products which offer solutions to some environmental problems.

Manufacturing

Canadian manufacturing of the KDS machine is sub-contracted to Mainland Machinery Limited (MML) in Abbotsford, British Columbia at a fixed price on a case by case basis. Engineering and design assistance are also provided by MML. Our licenses in Malaysia, Brazil, Japan, and Korea provide for local manufacturing in those countries subject to certain conditions.

Technology Licenses granted as of June 30, 2005

Canada - Alternative Green Energy Systems Inc

In October 2001, the Company signed an agreement with Thermix Combustion Systems Inc, to form a jointly owned corporation named the Alternative Green Energy Systems Inc. ("AGES"). AGES goal was to adapt the KDS system to create a continuous flow of suitable micronized hog fuel/ wood dust that will be used as a fuel for Thermix's specialized dust burners. FASC and Thermix contributed their respective technologies to design a complete micronizing and dust burning system to be marketed to the Thermix's contacts in the pulp industry.

In February 2002, the Company granted a conditional license to AGES to manufacture and sell the KDS equipment for all applications using biomass in Canada, the USA, and the European Union. In February 2002, AGES signed an agreement with Hydro Quebec Capitech Inc. wherein Hydro Quebec Capitech agreed to invest CDN$1,000,000 equity in AGES's for research and development. On February 21, 2004, that license expired when conditions were not met.

On February 23, 2004, the Company granted AGES a modified exclusive license to design, manufacture and sell a large scale version of the KDS machine to be used in the pulp and paper industry in Canada, the USA, and the European Union.

AGES has not sold the required one machine per year, but has paid $25,000 annually in lieu of a sale to maintain its exclusive rights granted under the agreement

By mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and the USA.

Under the all license agreements with AGES, the Company retains ownership of all patents for the KDS technology, and owns rights to all the research conducted by AGES.

As of June 30, 2006 , FASC owns 12 % of the outstanding shares of AGES, but does not participate in the management of AGES.

Malaysia - FASC ( Malaysia ) SDN. BHD.

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. The agreement required FASCM to purchase one KDS machine and set up a fully operational demonstration plant in Malaysia. This requirement was met in September 2004.

As of June 30, 2006 , FASC owns 50 % of the outstanding shares of FASCM.

Japan - JP Steelplantech Co. Ltd

On September 26, 2005, the Company granted an exclusive license for manufacturing and marketing the KDS System in Japan to JP Steelplantech Company of Yokohama, Japan. As part of the licensing agreement, JP Steel paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan. Marketing efforts are now underway.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

Korea - JNK Heaters Co. Ltd dba FASC - Korea

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has purchased and and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea. FASC Korea has sold one machine to a customer in the limestone industry and has purchased a second machine to be installed at a local sewage plant on a trial basis. The license requires a minimum sales quota be met each year commencing in year 2 to maintain exclusivity.

Brazil - South American Bio-Energy Corp

On April 18, 2006 the company announced the anticipated signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Finalization of the documentation is expected to be completed in the next quarter.

On finalization, FASC will own 50 % of the outstanding shares of SABECo.

Summary of Agreements

Other material contracts or agreements:

The Waste and Resources Action Programme - UK (WRAP)

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and a final report is expected in the next quarter.

City of Prince George, Canada

FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment" The initial runs will be monitored for two months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the City' s sewage sludge. Expected date for completion of the evaluation has been extended to November 2006.

Minnesota Valley Alfalfa Producers Association

On April 28, 2006, the company received a purchase order for the sale of two machines to Minnesota Valley Alfalfa Producers. The machines were delivered in June 2006. Adaptations to the equipment to accommodate local conditions are now underway with positive results.

AGES agreement with Sustainable Development Technology Canada (SDTC)

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a research grant to AGES to construct and install a complete waste to energy KDS 3000 system at a pulp mill in Eastern Canada. Subsequent to the award, AGES signed a Contribution Agreement for $600,000 Cdn with SDTC to construct a "Wet Wood Waste to Energy" project to be hosted by Flakeboard Company Limited (FCL), at their St. Stephen, New Brunswick pulp mill. SDTC is mandated to act as the primary catalyst in building a sustainable development technology infrastructure in Canada and help meet the Kyoto accords. All funding has since been received and expended by AGES.

AGES agreement with Flakeboard Company Limited

Flakeboard Company Limited has installed all infrastructure equipment to handle wood waste to the project and to convey and store the fuel dust after it has been processed. The FCL total investment includes a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Further adaptations to the equipment are being made to meet the customer's requirements.

United Zeolite Products Ltd agreement with Halliburton Group Canada

In February 2004, FASC became a 1/3rd partner, along with C2C Zeolite Corp and Zeotech Enviro Corp, in United Zeolite Products Ltd, a BC company formed to build and operate a specialty zeolite processing plant in Princeton, B.C. UZP has a $5,000,000 Cdn contract to supply of micronized zeolite to Halliburton Group Canada. In August 2004, Thelon Ventures Ltd., a Canadian company committed $450,000 Cdn in cash to UZP as a condition to become a fourth equal partner in UZP, thereby by reducing each of the existing partners' equity position to 25 % each of UZP's outstanding shares, but providing the balance of funds needed to complete the construction of the Princeton facility. The building construction was completed and KDS equipment was delivered, commissioned and fully operational. Delays at the Zeotech mine in Princeton resulted in no raw material being delivered for processing and no micronized product was ever delivered to Halliburton Group Canada from UZP' s Princeton processing facility.

US Dept of Agriculture Grant - University of Tennessee

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The research is ongoing. Results will be announced as they become available.

Market

The KDS machine has proven viable for softer industrial rock, such as gypsum and zeolite, wood chips or chicken manure (embedded in sawdust), and any biomass at moisture levels below 60%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Improvements to the equipment continue and we are constantly experimenting to find solutions that increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 60% moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Some of these adaptations require additional research and until implemented, there is no certainty that the equipment will be accepted in all the proposed markets.

Competition

The Company has competition from other producers of microfine powders, most of who must use a series of equipment to achieve similar results. Some have much greater financial resources than the Company, but the Company believes its system is more cost effective than these competitors and that we can reasonably expect to attract a share of the marketplace.

Company Facilities

The Company's corporate offices are located at 811 - 100 Park Royal, West Vancouver, British Columbia, Canada, V7T 1A2 and the Company's sales office is located at #26 - 7621 Vantage Way, Delta, British Columbia, Canada V4K 4E2. The phone numbers are (604) 913-9035 and (604) 940-6220, respectively. Fax numbers are (604) 925-1118 and (604) 940-6221.

Subsidiaries and other equity positions

Canada - First American Scientific ( Canada ) Ltd.. - 100 % owned by FASC

The Company owns 100% of the outstanding shares of common stock of First American Scientific ( Canada) Ltd, a BC company which was formed for the purpose of providing research, development, and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005.

Malaysia - FASC (Malaysia) Bhd. Sdn. - 50 % owned by FASC

The Company owns 50% of the outstanding shares of common stock of First American Scientific ( Malaysia ) Bhd. Sdn. (FASCM) , a Malaysian company incorporated for the purpose of manufacturing and marketing the KDS system in Malaysia, Thailand, Singapore, and Indonesia primarily to the palm oil industry.

Brazil - South American Bio-Energy Corp - proposed 50 % ownership by FASC

The Company will own 50% of the outstanding shares of common stock of South American Bio-Energy Corp, a Brazilian company ( when finalized) to be incorportated for the purpose of manufacturing, operating and marketing the KDS system in Brazil, Argentina and Uraguay , primarily to the sugar cane industry.

Canada - Alternative Green Energy Systems Inc (AGES) - 12 % owned by FASC

The Company owns 12% of the outstanding shares of common stock of Alternative Green Energy Systems Inc., a Canadian federally incorporated corporation ("AGES") which is licensed to design, manufacture, operate, and market a large scale the KDS system for the pulp & paper industry in Canada and the USA.

Canada - United Zeolite Products Ltd - 0 % ownership ( withdrew )

In Feb 2006 , due to irreconcilable differences between the joint venture partners, the Company withdrew from this joint venture. The Company has subsequently relinquished all its shares of UZP and removed all of its equipment from the UZP site. The Company has no further interest in UZP and has received a full and final release and indemnification from all claims and liability resulting therefrom from all parties involved.

Employees

FAS ( Canada) Ltd currently has four full-time employees in Canada. Messrs, Nichols and Kantonen are officers of, and members of the boards of directors of both FASC and FAS ( Canada ) Ltd. The company also retains outside consultants when necessary.

Other

During the fiscal period ending June 30, 2006, the Company settled various accounts owing by issuance of common stock.

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

7. Issuance of Additional Shares. At June 30, 2006, there were 189,843,955 shares of common stock or 95 % of the 200,000,000 authorized shares of common stock of the Company outstanding and 10,156,045 shares remain unissued. The board of directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

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

14. Non-arms Length Transactions and Conflicts of Interest. The Company has not engaged in any transactions with its officers, directors and principal shareholders except for accepting non-interest bearing loans from two of its officers. Such transactions may be considered as not having occurred at arms length. The Company will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smythe Ratcliffe, Chartered Accountants, on an month to month basis. The rent is US$1,100 per month which includes full reception and office services.

In July 2005, the Company leased a new sales office at # 26 - 7621 Vantage Way in Delta, British Columbia, Canada containing 800 square feet of office space for a monthly rental of US$600. A new temporary demo facility has been set up in Abbotsford, BC, Canada adjacent to our fabricator.

As of June 30, 2006, the Company owns two KDS machines. One machine is installed in Prince George on a trial basis, and one is used for demonstration and testing at the Company's test facility in Abbotsford, BC, Canada.

The Company has tools, test equipment, office furniture and office equipment costing at total of $218,534 located in Delta, British Columbia, Canada Abbotsford, British Columbia, Canada and West Vancouver, British Columbia, Canada.

The Company's registered office is # 700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened other than as described below:

Ford Motor Credit Company vs. First American Scientific Corp., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set and discovery has been propounded by plaintiff. Management would like to settle this matter prior to trial. Plaintiff has made an offer to settle for $3,549, but this offer was not accepted by the Company's management. It is likely that plaintiff will prevail at trial and thus out of court settlement is sought. As of the date hereof, the case has not been settled.

The Company has a number of commercial creditors in the state of California who had the ability to bring actions to recover money due them resulting from the close of operation of the Bakersfield plant in 1997. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. The Company offered settlements on approximately $24,000 for these trade payables which have been outstanding for more than six years. The company disputes the amounts owing. None of these creditors have initiated lawsuits or further claims. There are currently no further discussions or actions contemplated concerning these disputed payables and the company has cancelled these debts on its books.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the year ending June 30, 2006.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "FASC." The table shows the high and low bid of the Company's Common Stock for the past two years:

Quarter ended		High	Low
2003	March 31	0.075	0.051
	June 30	0.07	0.034
	September 30	0.06	0.04
	December 31	0.07	0.04

2004	March 31	0.06	0.04
	June 30	0.11	0.05
	September 30	0.05	0.043
	December 31	0.043	0.031

2005	March 31	0.041	0.032
	June 30	0.040	0.021
	Sept 30	0.034	0.03
	Dec 30	0.031	0.03
2006	Mar 31	0.032	0.031
	June 30	0.052	0.049

Of the 189,843,955 shares of common stock outstanding as of June 30, 2006, all are free trading with the exception of approximately 11,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At September 10, 2006, the Company had approximately 5,000 shareholders of record of its common stock.

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

The 2004 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date options to purchase 10,000,000 shares have been granted, leaving no shares available for issuance under the Plan.

The 2005 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. At June 30, 2006, options to purchase 10,000,000 shares have been granted and exercised, leaving no shares available for issuance under the 2005 Plan.

Number of securities
	Number of securities to		Weighted-average	remaining available for future
	be issued upon exercise		exercise price of	issuance under equity
	of outstanding options,		outstanding options,	compensation plans
	warrants and rights		warrants and rights	(excluding securities
Plan category	(a)		(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None		None	None

Equity compensation plans	2005	6,225,000	$0.04	Nil
not approved by
securities holders

Total	6,225,000		$0.04	Nil

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

On June 30, 2006 we had current assets of $ 505,249 and current liabilities of $ 286,152 compared to the previous year on June 30, 2005 when we had $ 333,320 in current assets and $ 176,804 in current liabilities. Our working capital ratio on June 30, 2006 was 2.03 : 1, compared to the working capital ratio of 1.88 : 1 on June 30, 2005. The company continues to maintain a positive working capital position and has no long term debt other than amounts due to two of its directors.

Waste Resources Action Program (WRAP) Research Funding in UK

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. All funds have been received and expended under the administration of WRAP. WRAP is a department of the government of the United Kingdom.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass

Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The project is ongoing. No funds were paid or due to FASC in regard to this project.

AGES - Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 System at a pulp mill in eastern Canada. All money has been received and expended by AGES. FASC did not receive ant funds from SDTC.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company exceeded this target in fiscal year 2006, and already has contracts in place for delivery of equipment in fiscal 2007. Sales are booked when the equipment is delivered.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $ 480,315 as of June 30, 2006.

As of June 30, 2006 there were 189,843,955 shares issued and outstanding.

Results of Operations - Quarter ending June 30, 2006

Revenue for the year ended June 30, 2006 was $ 976,406 compared to $851,817 for last year.

Net losses for the year ended June 30, 2006 were $ 623,918 compared to a loss of $ 429,815 for last year or less than $0.01 per share in each period.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements:

Japan - JP Steelplantech Co. License Agreement

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, FASC will receive a royalty for each manufactured and machine sold in Japan. Marketing efforts are now underway, but there have been no sales to date.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

Korea - JNK Heaters Co. Ltd License Agreement

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front licensing fee and has purchased and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions. Under the agreement, FASC will receive a royalty for each machine sold in Korea. There have been two sales in Korea to date.

Malaysia - FASCM Joint Venture & License Agreement

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming.

Brazil - Proposed Joint Venture & License Agreement

On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina generally in, but not limited to the sugar industry. Finalization of the documentation is expected to be completed in October 2006. Under the proposed agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation.

Canada - Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted an exclusive license to design, manufacture and sell a large scale KDS 3000 machine for exclusive use in the pulp & paper industry in Canada, the USA and Europe. The smaller test machine Model 250 was delivered to Atlantic Packaging Ltd.'s paper recycling facility in Whitby, Ontario for evaluation and testing.

A large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site in Nova Scotia, Canada on a trial basis and testing is being conducted. Flakeboard installed all feeding equipment required to deliver wood waste to the KDS equipment and to convey and store the fuel dust after it has been processed. The Flakeboard system includes installation of a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Further adaptations to the KDS equipment are being made to determine if it is suitable to meet the Flakeboard's requirements.

In October 2005, AGES received $ 700,000 Cdn in new funding from its shareholders to be used to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership in AGES to 12%. FASC continues to support AGES in its efforts to make this project a success.

Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 12 % in any excess profits from the operation. AGES must pay FASC at least $ 25,000 USD per annum to maintain the agreement in good standing.

By mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and he USA.

United Zeolite Products Ltd.

The Company withdrew from this joint venture in February 2006 when it became apparent that raw materials needed for processing would not arrive in a cost effective manner.

Other material contracts:

Canada - City of Prince George, BC

FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment" The initial runs will be monitored for two months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the City' s sewage sludge. To date, all preliminary results have been positive. Expected date for completion of the final evaluation has been extended to November 2006.

USA - Minnesota Valley Alfalfa Producers Coop

On April 28, 2006, the company received a purchase order for the sale of two machines to Minnesota Valley Alfalfa Producers. The machines were delivered in June 2006. Adaptations to the equipment to accommodate local conditions have been made with positive results.

Waste Resources Action Program - UK

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop " value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In Dec 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and a final report is expected in the next quarter.

Ongoing Research and Development

We continue to focus on improving the KDS equipment' s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA,

FASCM, JP Steelplantech Co., the City of Prince George, JNK Heaters Co. Ltd , in Korea, an soon in Brazil, our research and testing will continue in developing commercially viable applications for our technology in the various localities.

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

Trends

Sales efforts are beginning to bring results with five systems sold in the last six quarters and two new license agreements signed this fiscal year. Based upon the sale of a minimum of one machine per quarter, plus royalties and license fees, we have projected sales of at least $ 1,000,000 to $ 2,000,000 next fiscal year .

Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, " Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer' s financial assets that meets the requirements for sale accounting; a transfer of the servicer' s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity' s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity' s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company' s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company's financial position, results of operations, or cash flows.

ITEM 7.     FINANCIAL STATEMENTS

Certified Public Accountants & Business Consultants

First American Scientific Corp.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. as of June 30, 2006 and 2005, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company' s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2006 and 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has limited cash resources. These factors raise substantial doubt about the Company' s ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company' s ability to meet its future financing requirements and the success of future operations. Management' s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 15, 2006

Member of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Center - 601 West Riverside Avenue, Suite 1940 - Spokane, WA 99201
Phone (509) 838-5111 - Fax (509) 838-5114 - www.williams-webster.com

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2006	2005

ASSETS

CURRENT ASSETS
Cash	$4,435	$1,020
Accounts receivable, net of allowance	402,411	129,860
Sales tax refunds	7,708	10,090
Prepaid expenses	365	184
Inventory	90,330	192,166
TOTAL CURRENT ASSETS	505,249	333,320

PROPERTY AND EQUIPMENT
Property and equipment	218,534	88,856
Less: accumulated depreciation	(67,162)	(48,020)
TOTAL PROPERTY AND EQUIPMENT	151,372	40,836

OTHER ASSETS
Technology rights, net of amortization	771,742	898,742
Patents and manufacturing rights, net of amortization	124,059	142,240
Investments in joint ventures	263,158	333,420
TOTAL OTHER ASSETS	1,158,959	1,374,402

TOTAL ASSETS	$1,815,580	$1,748,558

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$286,152	$176,804
TOTAL CURRENT LIABILITIES	286,152	176,804

LONG-TERM LIABILITIES
Notes and wages payable to related parties	480,315	239,530
TOTAL LONG-TERM LIABILITIES	480,315	239,530

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $0.001 par value,
200,000,000 shares authorized; 189,843,955 and
181,443,955 shares issued and outstanding, respectively	189,844	181,444
Stock options	287,291	254,291
Additional paid-in capital	12,726,405	12,412,161
Accumulated deficit	(12,130,747)	(11,506,829)
Accumulated other comprehensive (gain) loss	(23,680)	(8,843)
TOTAL STOCKHOLDERS' EQUITY	1,049,113	1,332,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,815,580	$1,748,558

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Year Ended
		June 30,
		2006		2005
REVENUES
Revenues from equipment and machine sales		$724,706		$549,494
Royalty & Licensing fees		234,901		302,323
Leasing fees		16,799		-
Total Revenue		976,406		851,817

COST OF SALES		360,925		252,018
GROSS PROFIT		615,481		599,799

OPERATING EXPENSES
Stock option expense		33,000		-
Advertising		5,035		11,230
Amortization and depreciation		167,199		173,533
Consulting		-		102,272
Marketing		15,372		-
Professional services		77,191		109,632
Wages		472,424		518,991
Commissions		33,564		-
Research and development		54,106		23,229
General and administration		297,035		188,800
Bad debt expense		123,239		2,313
Rent		27,852		22,300
TOTAL OPERATING EXPENSES		1,306,017		1,152,300
LOSS FROM OPERATIONS		(690,536)		(552,501)

OTHER INCOME
Expenses recovered		59,122		115,486
Government grant		7,496		7,200
TOTAL OTHER INCOME		66,618		122,686

LOSS BEFORE INCOME TAXES		(623,918)		(429,815)
INCOME TAXES		-		-
NET LOSS		(623,918)		(429,815)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange comprehensive income (loss)		(14,837)		2,079

COMPREHENSIVE NET LOSS		$(638,755)		$(427,736)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		188,159,372		176,503,903

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity

Balance, June 30, 2004	169,564,976	$169,565	$12,227,267	$(11,077,014)	$(10,922)	$1,308,896

Common stock issued for cash at $0.072 per share	138,889	139	9,861	-	-	10,000

Common stock issued in settlement of debt	300,000	300	28,255	-	-	28,555

Common stock issued for services at $0.04 per share	2,870,000	2,870	95,995	-	-	98,865

Common stock issued for rent at $0.04 per share	110,090	110	4,294	-	-	4,404

Common stock issued for compensation at $0.04 per share	8,250,000	8,250	291,750	-	-	300,000

Common stock issued for commissions at $0.044 per share	210,000	210	9,030	-	-	9,240

Foreign currency translation gain	-	-	-	-	2,079	2,079

Net loss for the year ended June 30, 2005	-	-	-	(429,815)	-	(429,815)

Balance, June 30, 2005	181,443,955	181,444	12,666,452	(11,506,829)	(8,843)	1,332,224

Common stock issued for professional fees at $0.034 per share	700,000	700	22,334	-	-	23,034

Common stock issued for expenses expenses at $0.024 per share	275,000	275	6,325	-	-	6,600

Common stock issued for expenses at $0.034 per share	465,000	465	15,345	-	-	15,810

Common stock issued and options exercised as compensation
at $0.04 per share	1,875,000	1,875	73,125	-	-	75,000

Common stock issued for repayment of loan at $0.034 per share	650,000	650	21,450	-	-	22,100

Common stock issued and options exercised as compensation
at $0.04 per share	3,750,000	3,750	146,250	-	-	150,000

Common stock issued for rent expense & prepaid rent at $0.04	550,000	550	21,450	-	-	22,000

Options granted for accrued compensation			33,000	-	-	33,000

Common stock issued for professional fees at $0.06 per share	135,000	135	7,965	-	-	8,100

Foreign currency translation loss	-	-	-	-	(14,837)	(14,837)

Net Loss for the period ended June 30, 2006	-	-	-	(623,918)	-	(623,918)

Balance, June 30, 2006	189,843,955	$189,844	$13,013,696	$(12,130,747)	$(23,680)	$1,049,113

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(623,918)	$(429,815)
Depreciation and amortization	167,199	173,533
Bad debt expense	123,239	2,313
Stock and options issued for services and compensation	225,000	427,420
Stock issued for rent	22,000	4,404
Stock issued for services	31,134	-
Stock issued for expenses	22,410	-
Stock options issued for compensation	33,000	-
Stock issued for commissions	-	9,240
Income for licensing fees on Malaysia joint venture
paid with stock in joint venture company	-	(263,158)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(395,790)	(51,234)
Decrease (increase) in inventory	-	(56,057)
Decrease (increase) in prepaid expenses	(181)	16,754
Decrease (increase) in refunds	2,382	(10,090)
Increase (decrease) in accounts payable & accrued expenses	109,348	99,186
Increase (decrease) in payable to related parties	178,275	90,000
Net cash provided (used) by operating activities	(105,902)	12,496

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	138,653	-
Payments on borrowing, related parties	(31,500)	(81,054)
Proceeds from sales of stock	-	10,000
Net cash used by financing activities	107,153	(71,054)

NET INCREASE (DECREASE) IN CASH	1,251	(58,558)
Other comprehensive gain (loss) - foreign currency translation	2,164	(244)

CASH - Beginning of period	1,020	59,822
CASH - End of period	$4,435	$1,020

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Stock issued for repayment of loan	$22,100	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter "the Company" or "FASC") was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales office in Abbotsford, British Columbia, Canada. The Company's year-end is June 30th.

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

United Zeolite Products Ltd - (joint venture)
During the year ended June 30, 2005, the Company renegotiated its agreement with Zeo-Tech Enviro Corp, ("ZEO") and CZC Zeolite Corporation Ltd. ("CZC") to admit a fourth shareholder, Thelon Ventures Ltd., ("THV") to United Zeolite Products Ltd. ("United"). With the new agreement, FASC, CZC ZEO, THV each own one-fourth of United.

In February 2006, the Company withdrew from this joint venture, relinquished all its shares of UZP and removed all of its equipment from the UZP site. The Company has no further interest in UZP. (See Note 9)

Alternative Green Energy Systems, Inc. - ( joint venture )
The Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") in 2002 for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. In 2002 and 2003, the Company reported financial information from AGES on a consolidated basis due to its control of AGES.

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $ 700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call by AGES and its shareholdings in AGES were diluted to 12%.

First American Scientific Corp ( Malaysia ) Bhd. Sdn, - (joint venture)
On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

sell and market the KDS Micronex Machine. Under the terms of the agreement, the joint venture ordered one KDS Micronex Machine from FASC and set up a demonstration plant in Malaysia for the KDS System utilizing the KDS Micronex Machine acquired from the Company. In September of 2005, the Company sold a license agreement to FASC Bhd. Sd. for 50 % of the outstanding shares of common stock of the joint venture.

The Company accounts for this investment at cost, accordance with APB 18. FASC does not participate in or influence operating or financial decisions of the joint venture. The investment is valued at the agreed upon purchase price of the 21 year license for the KDS technology.

JP Steelplantech Company (Japan) - Licensee
On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement, JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS machine at its facility in Yokohama, to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan.

JNK Heaters Co. Ltd ( Korea ) - Licensee
On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has agreed to finalize the purchase and install a fully operational KDS at its facility in Seoul within one year, to be used for sales demonstrations and research purposes. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will pay a royalty for each machine manufactured and sold in Korea.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2006 and 2005, accounts receivable were $402,411 and $129,860, respectively, with no allowance for doubtful accounts required.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

The Company's policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. During the fiscal year ended June 30, 2006 the Company wrote $123,239 of accounts receivable off as a bad debt because it was past due over 180 days. Any amounts collected at a later date that are relative to this receivable will be included in income.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $5,035 and $11,230 for the years ended June 30, 2006 and 2005, respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At both June 30, 2006 and 2005, the accrued amount for compensated absences is approximately $20,000.

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

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. Its U.S. dollars are also maintained in a bank account in Vancouver, British Columbia, Canada.

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
June 30, 2006 and 2005

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

At June 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $12,130,747 through June 30, 2006 and has limited cash resources of $4,435. The Company recorded increased sales during the year ended June 30, 2006, but generated a net loss of $623,918. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management plans to substantially increase sales through current channels as well as develop new sales opportunities. Management has also established plans designed to increase the sales of the Company's products by continued research and development and combining technology with its licensees in Canada, Japan, and Korea, and through its joint ventures in Malaysia and Brazil.

Management intends to seek additional capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, it will reassess its future business viability.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

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

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2006, no impairment was deemed necessary.

Inventory
In November 2004, the Financial Accounting Standards Board (FASB)issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - an amendment of ARB No.43, Chapter4". This statement amends the guidance in ARB No.43, Chapter4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph5 of ARB 43, Chapter4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Net loss per share was zero for the years ended June 30, 2006 and 2005.

Prepaid Expenses
At June 30, 2006 and June 30, 2005, prepaid expenses consist of a refundable utility deposit that is immaterial in amount.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FASC consolidates its financial statements with First American Scientific ( Canada) Ltd as it is wholly owned and controlled by FASC.

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

During the year ended June 30, 2005, the agreement between FASC and AGES was renegotiated. Under the new agreement, FASC owns 12 % of AGES. As a consequence, FASC has no control over AGES and will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been offset against net losses generated by AGES. See Note 9.

The Company accounts its investment in the joint venture with FASC Malaysia at cost, in accordance with APB 18. FASC does not participate in or influence operating or financial decisions of the joint venture. The investment is valued at the agreed upon purchase price of the 21 year license for the KDS technology.

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

At June 30, 2006 and 2005, the Company had deferred tax assets of approximately $2,800,000 and $2,500,000, respectively, principally arising from net operating loss carryforwards, calculated at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2006 and 2005. The change in the deferred tax asset valuation allowance from June 30, 2005 to June 30, 2006 was $300,000.

The significant components of the deferred tax asset at June 30, 2006 and June 30, 2005 were as follows:

	June 30, 2006	June 30, 2005
Net operating loss carryforward	$7,500,000	$7,300,000
Stock options issued under a non-qualified plan:

Deferred tax asset	$2,800,000	$2,500,000
Deferred tax asset valuation allowance	(2,800,000)	(2,500,000)
Net deferred tax assets	$0	$0

At June 30, 2006, the Company has net operating loss carryforwards of approximately $7,500,000, which expire in the years 2016 through 2026.

Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer's financial assets that meets the requirements for sale accounting; a transfer of the servicer's financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

permitted as of the beginning of an entity' s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company' s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, " Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140" (hereinafter "SFAS No. 155"). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections," (hereinafter "SFAS No. 154") which replaces Accounting Principles Board Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. Management does not expect SFAS No. 154 to have an immediate material impact on the Company's financial position, results of operations, or cash flows.

Reclassification
Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company has more tax credits than taxes collected, as of June 30, 2006 and June 30, 2005 the Company is due a refund of $7,708 and $10,090.

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

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2006	June 30, 2005
Plant assets and equipment	$186,102	$56,424
Office equipment	32,432	32,432
Total assets	218,534	88,,856
Less accumulated depreciation	(67,162)	(48,020)
	$151,372	$40,836

Depreciation expense for the years ended June 30, 2006 and 2005 was $22,017 and $28,379 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 4 - TECHNOLOGY RIGHTS AND PATENTS

Intangible Assets
 In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter "SFAS No. 141") and Statement of Financial Accounting StandardsNo.142, "Goodwill and Other Intangible Assets" (hereinafter "SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFASNo.142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFASNo.142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFASNo.142. Application of the nonamortization provision of SFASNo.142 resulted in no change to reported earnings in the years ended June 30, 2006 and June 30, 2005, as the Company does not have recorded assets with indeterminate lives.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Consideration to Spectrasonic was 1,000,000 common shares of the Company's stock at a deemed value of $0.25 per share issued on December 1, 1999.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2006	June 30, 2005
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	272,727	272,699
	2,177,727	2,177,699
Less accumulated amortization	(1,281,926)	(1,136,717)
	$895,801	$1,040,982

Amortization expense for the years ended June 30, 2006 and 2005 was $145,182 and $145,154, respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company's estimated ability to sell two machines each year through the year ended June 30, 2006. The following is a summary of the costs of patents approved for the years ended June 30, 2006 and 2005:

	Cost	Accumulated Amortization	Net Amount

Balance, June 30, 2004	$272,727	$(112,523)	$160,204
2005 Activity	-	(17,964)	(17,964)
Balance, June 30, 2005	272,727	(130,487)	142,240
2006 Activity	-	(18,181)	(18,181)
Balance, June 30, 2006	$272,727	$(148,668)	$124,059

NOTE 5 - COMMON STOCK

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

During the year ended June 30, 2005, the Company issued stock as follows: 3,170,000 shares of common stock as payment for services with a fair market value of $127,420; 8,250,000 shares of common stock for compensation with a fair market value of $300,000; 110,090 shares of common stock in payment of rent with a fair market value of $4,404; 210,000 shares of common stock in payment of commissions of $9,240. In addition, 138,889 shares of common stock were issued for cash of $10,000.

During the year ended June 30, 2006, the Company issued stock as follows: 835,000 shares of common stock as payment for services with a fair market value of $ 31,134; 550,000 shares of common stock in payment of rent with a fair market value of $22,000; 740,000 shares of common stock as payment for expenses with a fair market value of $22,410; 650,000 shares of common stock as payment of a loan with a fair market value of $22,400; 5,625,000 shares of common stock for compensation with a fair market value of $225,000.

NOTE 6 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the year ended June 30, 2005, the Company granted 11,740,000 options, all of which were immediately exercised.

During the year ended June 30, 2006, the Company granted 8,316,000 options of which 6,225,000 have not been exercised.

The Company has an obligation to file a new 2006 Plan to accommodate options granted to the Company's Officers for payment of outstanding salaries due and three of its employees who have been promised options as an employment incentive.

The fair value of each option granted during the years ended June 30, 2006 and 2005 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 71%, expected life of 1 to 5 years, and no expected dividends. The additional value assigned to these options granted during the year ended June 30, 2006 is $33,000. There was no additional value assigned to these options granted during the year ended June 30, 2005 because all options granted were immediately exercised.

The Company's board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

The Company's board of directors approved the First American Scientific Corp. 2003 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.075 to persons employed or associated with the Company. This plan was not approved by the Company' s security holders.

There is no express termination date for the options, authorized by the Company's plans, although the Company's board may vote to terminate any existing plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2005 Stock Option Plan	6,225,000	$0.04	-

Total	6,225,000		-

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Options outstanding at July 1, 2004	6,309,000	$0.05
Granted	11,740,000	0.04
Exercised	(11,740,000)	0.04
Options outstanding and exercisable at June 30, 2005	6,309,000	$0.05

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

Options outstanding at July 1, 2005	6,309,000	$0.04
Granted	8,316,000	0.04
Exercised	(8,400,000)	0.04
Options outstanding and exercisable at June 30, 2006	6,225,000	$0.04
Weighted average fair value of options granted during 2006		$0.04

NOTE 7 - RELATED PARTIES

At June 30, 2005, the Company owed two of its shareholders $150,000 for accrued wages and approximately $89,500 for loans made to the Company.

At June 30, 2006, the Company owed two of its shareholders $225,000 for accrued wages and approximately $255,315 for loans made to the Company

Periodically, at the Company's discretion, loans and accrued wages are repaid through the issuance of its common stock options.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company has no long term lease commitments. The Company rents its premises on a month to month tenancy of the facility.

The Company is not a party to any pending litigation and none is contemplated or threatened other than as described below:

Ford Motor Credit Company vs. First American Scientific Corp., Kern County Municipal Court, Bakersfield Judicial District, Case No. 148129, filed on October 10, 1998. This complaint seeks $3,549, plus attorneys' fees and costs for failure to pay on a lease executed by the Company. No trial date has been set.

The Company has a number of other commercial creditors in the state of California who have the ability to bring actions to recover money due them resulting from the close of operation of the Bakersfield plant. Some of these claims will entitle the creditor to attorneys' fees spent in recovering these funds. The Company offered settlements on approximately $24,000 for these trade payables which have been outstanding for more than six years. The Company disputes the amounts owing. None of these creditors have initiated lawsuits or further claims. There are currently no further discussions or actions contemplated concerning these disputed payables and the Company has cancelled these debts on its books.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

NOTE 9 - JOINT VENTURES

United Zeolite Products Ltd -.(UZP)
During the year ended June 30, 2004, the Company entered into an agreement with Zeo-Tech Enviro Corp, ("ZEO") United Zeolite Products Ltd. ("United") and CZC Zeolite Corporation Ltd. ("CZC") to restructure United Zeolite Products Ltd. so that FASC, CZC and ZEO each own one-third of United. In August 2004, Thelon Ventures Ltd, a Canadian corporation committed $450,000 CAD in cash to United as a condition to become the fourth partner and thereby diluting each of the existing partners' equity position to 25%. Under this agreement, FASC was to deliver two KDS machines to United to be used to micronize zeolite. In September 2004 the Company contributed one machine to United United was to pay FASC a royalty based on production. No royalties were ever paid to FASC.

This investment was accounted for using the cost method, in accordance with APB 18. The Company does not have significant control of United and does not actively manage United. In Feb 2006, the Company withdrew from this joint venture, relinquished all its shares of UZP and removed all of its equipment from the UZP site. The equipment was returned to inventory and the Company has no further interest in UZP.

Alternative Green Energy Systems Inc - (AGES)
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

In February 2003, FASC deferred the payment terms of the joint venture agreement with AGES for one additional year, until February 21, 2004, then again in 2005. On June 30, 2006, the amount still remains unpaid.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2006 and 2005

year, to maintain the exclusive rights in the territory. During the year ended June 30, 2004, FASC changed its accounting for AGES to the equity method. The balance of its investment in AGES has been netted with its share of accumulated losses from AGES resulting in a zero balance at the financial statement reporting dates.

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $ 700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call by AGES and its shareholdings in AGES were diluted to 12%.

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

The joint venture with FASC Bhd. is also accounted for using the cost method. According to APB 18, the cost method is generally followed for investments in non-controlled corporations. FASC received stock in FASC Bhd. for the use of FASC's technology license. While FASC holds 50% of the outstanding shares and two other companies own the other 50%, FASC does not influence the operating or financial decisions of FASC Bhd., since it does not exercise its voting rights. FASC Bhd. issued its stock to FASC because it did not have the cash to pay FASC for the use of the technology license. FASC does not exercise significant control over FASC Bhd. and does not actively manage FASC Bhd. because of the presence, involvement and longstanding participation of the other two owners of the joint venture.

NOTE 10 - SUBSEQUENT EVENTS

On April 18, 2006 the Company announced the anticipated signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Finalization of the documentation is expected to be completed in the first quarter of fiscal year 2007. On finalization, FASC will own 50 % of the outstanding shares of SABECo.

By mutual agreement, in July 2006, the technology license between FASC and AGES was modified to limit the territory licensed to the pulp & paper industry in Canada and the USA only.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company's management carried out an evaluation, under the supervision and with the participation of management, including the Company's chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's chief executive officer and chief financial officer concluded that the disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended June 30, 2006.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of its evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position

John Brian Nichols	69	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	55	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	64	Secretary and member of the Board of Directors

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

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities
				Other	Restricted	Underlying		All
Name and				Annual	Stock	Options/	LTIP	Other
Principal		Salary	Bonus	Compensation	Award(s)	SARs	Payouts	Compensation
Position [1]	Year	($)	($)	($)	($)	(#)	($)	($)
Brian Nichols	2006	150,000	0	0	0	0	0	0
President,CEO	2005	150,000	50,000	0	0	0	0	0
	2004	120,000	0	0	0	0	0	0

Cal Kantonen	2006	150,000	0	0	0	0	0	0
CFO, Treasurer	2005	150,000	50,000	0	0	0	0	0
	2004	120,000	0	0	0	0	0	0

David Gibson	2005	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2007, subject to the Company beginning profitable operations and generating sufficient revenues to pay the same:

Cal Kantonen	Treasurer and CFO	2007	$150,000
Brian Nichols	President and CEO	2007	$150,000

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

The 2004 Plan registered 10,000,000 shares, all 10,000,000 options have been granted and no shares remain in the Plan.

The 2005 Plan registered 10,000,000 shares, 10,000,000 options have been granted and -0- shares remain in the Plan.

The Company has an obligation to file a new 2006 Plan to accommodate options granted to the Company' s Officers for payment of outstanding salaries due and three of its employees who have been promised options as an employment incentive.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2005 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2006

Individual Grants
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees in	or Base	Expiration
Name	(#)	Fiscal Yr	Price	Date
Brian Nichols [1]	3,750,000	50%	$0.04	Sept. 30, 2009
Cal Kantonen [1]	3,750,000	50%	$0.04	Sept. 30, 2009

Aggregated Option/SAR Exercises and Fiscal 2006 Year-End Option/SAR Value Table.

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

Aggregated Option/SAR Exercises in Fiscal 2006
and Option/SAR Values at June 30, 2006

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	2,812,500	Nil	2,812,500	nil	112,500	nil
Cal Kantonen	2,812,500	Nil	2,812,500	nil	112,500	nil

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

	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	6,936,500,	President, Principal Executive Officer and a Director	3.6%

Cal Kantonen	7,905,600	Chairman of Board of Directors,	4.1%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.2%

All officers and directors as a group (3)	15,292,100	7.9%

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2006, $ 37,500 of related party wages were paid with stock Mr. Kantonen and Mr. Nichols each.

At June 30, 2006, the Company owed its officers a total of $255,315 for loans and $225,000 for unpaid salaries.

During the year ended June 30, 2006, the Company issued stock options from the company's stock option plan to acquire up to 7,500,000 shares of common stock to its officers and employees at exercise prices ranging from $0.04 to $ 0.05 which were equal to the fair market value of the stock on the date of grant.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

Reports on Form 8-K.

One Form 8-Ks was filed during the fiscal year of 2005.

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-40234 on June 27, 2000. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
3.5	Amendment Articles of Incorporation as at June 12, 2000.
10.14	2001 Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB for the period ended June 30, 2000:

Exhibit No.	Description
10.15	Conditional Agreement with Henry Stritek

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

The following Exhibits are incorporated herein by reference from the Registrant's Form S-8 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-102560 on January 17, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Description
10.1	2003 Nonqualified Stock Option Plan.

The following documents are incorporated herein by reference from the Company's Form 10-KSB and amendments thereto for the period ended June 30, 2003:

Exhibit No.	Description
14.1	Code of Ethics
99.1	Representative Agreement Between Environmental Management Systems Institute Inc. and the Company
99.2	Audit Committee Charter
99.3	Disclosure Committee Charter

The following exhibits are filed with this report:

Exhibit No.	Description
10.1	Technology License Agreement - Malaysia
10.2	Technology License Agreement - Japan
10.3	Technology License Agreement - Korea
10.4	Technology License Agreement - Alternative Green Energy Systems, Inc.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15 and Rule 15d-15(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Williams and Webster, P.S., Certified Public Accountants, are the Company's independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2006. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

Williams & Webster, P.S. was paid aggregate fees of approximately $29,000 for the fiscal year ended June 30, 2006 and approximately $29,000 for the fiscal year ended June 30, 2005 for professional services rendered for the audit of the Company's annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

Williams & Webster P.S. was not paid any additional fees for the fiscal year ended June 30, 2006 and June 30, 2005 for assurance and related services reasonably related to the performance of the audit or review of the Company's financial statements.

Tax Fees

Williams & Webster, P.S. was not paid approximately any fees for the fiscal year 2006 or 2005.

All Other Fees

Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2006 and June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of September, 2006.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal Executive Officer and member of the Board of Directors

BY:	CALVIN KANTONEN
Calvin L. Kantonen, Treasurer, Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

JOHN BRIAN NICHOLS	President, Principal Executive Officer and	September 28, 2005
John Brian Nichols	member of the Board of Directors

CALVIN KANTONEN	Treasurer, Principal Financial Officer and	September 28, 2005
Calvin L. Kantonen	Chairman of the Board of Directors

__________________________	Secretary and member of the Board of Directors	September __, 2005
David Gibson