Form 10QSB
period 2006-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2006-11-14
CIK 1002822

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006
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

As of September 30, 2006, we have a total amount of shares issued and outstanding of: 190,143,955.

========================================================================================================

PART I.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2006	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$21,213	$4,435
Accounts receivable, net of allowance	84,581	402,411
Sales tax refunds	1,642	7,708
Prepaid expenses	3,532	365
Inventory	149,628	90,330
TOTAL CURRENT ASSETS	260,596	505,249

PROPERTY AND EQUIPMENT
Property and equipment	148,271	218,534
Less: accumulated depreciation	(73,042)	(67,162)
TOTAL PROPERTY AND EQUIPMENT	75,229	151,372

OTHER ASSETS
Technology rights, net of amortization	739,992	771,742
Patents and manufacturing rights, net of amortization	119,513	124,059
Investments in joint ventures	263,158	263,158
TOTAL OTHER ASSETS	1,122,663	1,158,959

TOTAL ASSETS	$1,458,488	$1,815,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$158,235	$286,152
TOTAL CURRENT LIABILITIES	158,235	286,152

LONG-TERM LIABILITIES
Notes and wages payable to related parties	517,334	480,315
TOTAL LONG-TERM LIABILITIES	517,334	480,315

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 190,143,955 and
189,843,955 shares issued and outstanding, respectively	190,144	189,844
Additional paid-in capital	13,023,896	13,013,696
Accumulated deficit	(12,400,404)	(12,130,747)
Accumulated other comprehensive income (loss)	(30,717)	(23,680)
TOTAL STOCKHOLDERS' EQUITY	782,919	1,049,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,458,488	$1,815,580

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended
		September 30,
		2006		2005
		(Unaudited)		(Unaudited)

REVENUES
Revenues from equipment and machine sales		$130,915		$-
Royalty & Licensing fee		-		115,001
Total Revenue		130,915		115,001

COST OF SALES		98,030		-
GROSS PROFIT		32,885		115,001

OPERATING EXPENSES
Advertising		69		863
Amortization and depreciation		42,562		40,199
Marketing		7,137		-
Professional services		40,410		27,650
Wages		121,619		108,652
Commissions		32,420		-
Research and development		9,382		-
General and administration		50,774		61,697
Rent		7,289		5,337
Total Operating Expenses		311,662		244,398

LOSS FROM OPERATIONS		(278,777)		(129,397)

OTHER INCOME
Expenses recovered		9,120		8,728
Government grant		-		3,600
Total Other Income		9,120		12,328
LOSS BEFORE INCOME TAXES		(269,657)		(117,069)
INCOME TAXES		-		-
NET LOSS		(269,657)		(117,069)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income (Loss)		(7,037)		1,053

COMPREHENSIVE NET LOSS		$(276,694)		$(116,016)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		190,043,955		183,563,955

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,657)	$(117,069)
Depreciation and amortization	42,562	39,588
Stock and options issued for services and compensation	-	101,744
Stock issued for rent	10,500	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	317,830	(115,545)
Decrease (increase) in taxes and tax credits	6,066	9,006
Decrease (increase) in inventory	10,965	-
Decrease (increase) in deposits and prepaid expenses	(3,167)	(9)
Increase (decrease) in accounts payable & accrued expenses	(127,917)	(6,672)
Increase (decrease) in deferred revenues	-	16,799
Increase (decrease) in payable to related parties	84,885	-
Net cash provided (used) by operating activities	72,067	(72,158)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (disbursements) from borrowing, related parties	(47,866)	72,894
Net cash used by financing activities	(47,866)	72,894
NET INCREASE (DECREASE) IN CASH	24,201	736

Other comprehensive gain (loss) - foreign currency translation	(7,423)	1,982
CASH - Beginning of period	4,435	1,020
CASH - End of period	$21,213	$3,738

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services	$-	$101,744
Common stock issued for rent	$10,500	$-
Stock and options issued for accrued compensation	$-	$75,000

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter "FASC" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $12,400,404 through September 30, 2006 and has limited cash resources. The Company recorded minimal sales during the period ended September 30, 2006 and generated a net loss of $269,657. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company' s products by continued research and development and combining technology and sales resources with its joint venture partners and with its licensees.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the three months ended September 30, 2006, the Company sold one used machine, and has a contract to sell one machine in the future.

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

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

NOTE 3 - COMMON STOCK

During the three months ended September 30, 2006, the Company issued 300,000 shares of common stock upon the exercise of options at $ 0.034 for professional fees with a fair market value of $10,200.

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended September 30, 2006 Company granted 1,875,000 options to management for unpaid salary of $75,000. During the year ended June 2006, the Company granted 600,000 options of which 300,000 were exercised at $0.034 per share of common stock for $10,200.

During October 2006, the Company's board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

NOTE 5 - RELATED PARTIES

At September 30, 2006, the Company owed two of its senior executives a total of $517,334 accrued salary and for loans made to the Company.

NOTE 6 - CONTRACTS

In February 2002 the Company formed Alternative Green Energy Systems, Inc. (hereinafter "AGES") for the purpose of using FASC's licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. IN 2002 and 2003, the Company reported financial information from AGES on a consolidated basis due to its control of AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2006

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

On April 18, 2006 the company announced the signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Finalization of the documentation is expected to be completed in November 2006.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS September 30, 2006

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

On September 30, 2006 we had current assets of $260,596 and current liabilities of $158,235 compared to the previous year on September 30, 2005 when we had $442,586 in current assets and $229,934 in current liabilities. Our working capital ratio on September 30, 2006 was 1.65 : 1, compared to the working capital ratio of 1.92 : 1 on September 30, 2005. The company continues to maintain a positive working capital position and has no long term debt other than amounts due to two of its directors.

Waste Resources Action Program (WRAP) Research Funding in UK

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. All funds have been received and expended under the administration of WRAP. WRAP is a department of the Gov't of the United Kingdom. The final report from WRAP is expected in November 2006.

University of Tennessee - USDA Funding

In July 2004, we were selected to participate with the University of Tennessee in a Biomass Research Initiative project funded by the US Dept of Agriculture. First American Scientific Co. was identified as a key industry partner for its history of developing novel size reduction and separation processes. The project is ongoing and no funds were paid or due to FASC in regard to this project. There was no new activity to report this quarter.

AGES - Sustainable Development Technology Canada (SDTC) Funding

In October 2004, Sustainable Development Technology Canada (SDTC) awarded a $600,000 Cdn research grant to AGES to construct and install a complete waste to energy KDS 3000 System at a pulp mill in eastern Canada. All money has been received and expended by AGES. FASC did not receive any funds from SDTC.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2006. The Company exceeded this target in fiscal year 2006, and has sold one machine so far in fiscal 2007. Sales are recorded when all terms of the contract have been completed; collectabilty is reasonably assured; and when the equipment is delivered.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $517,334 as of September 30, 2006.

As of September 30, 2006 there were 190,143,955 shares issued and outstanding.

Results of Operations - Quarter ending September 30, 2006

Revenue for the year ended September 30, 2006 $ 130,915 compared to $115,001 for the same period last year. The company sold one used machine this quarter; in comparison to revenue generated from royalties and licencing fees last year.

Net losses for the year ended September 30, 2006 were $269,657 compared to a loss of $117,069 for the same period last year or less than $0.01 per share in each period.

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

Korea - JNK Heaters Co. Ltd License Agreement

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front licensing fee and has purchased and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions. Under the agreement, FASC will receive a royalty for each machine sold in Korea. There have been two sales in Korea to date, one for processing limestone and a second KDS has been installed at a Waste Water Treatment Plant near Seoul, South Korea.

Malaysia - FASCM Joint Venture & License Agreement

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming. Two new projects are in the negotiation phase.

Brazil - Proposed Joint Venture & License Agreement

On April 18, 2006 the company announced the anticipated signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina generally in, but not limited to the sugar industry. Due to some delays in Brazil, finalization of the documentation is now expected to be completed in November 2006. Under the proposed agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation.

Canada - Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. The smaller test machine Model 250 was delivered to Atlantic Packaging Ltd's paper recycling facility in Whitby, Ontario for evaluation and testing.

A large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site Nova Scotia, Canada on a trial basis and testing is being conducted. Flakeboard installed all feeding equipment required to deliver wood waste to the KDS equipment and to convey and store the fuel dust after it has been processed. The Flakeboard system includes installation of a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Further adaptations to the KDS equipment are being made to determine if it is suitable to meet the Flakeboard's requirements.

In October 2005, AGES received $ 700,000 Cdn in new funding from its shareholders to be used to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership in AGES to 12% . FASC continues to support AGES in its efforts to make this project a success.

Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 12 % in any excess profits from the operation. AGES must pay FASC at least $ 25,000 USD per annum to maintain the agreement in good standing.

By mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and the USA. AGES has not released any new activity reports for its existing Flakeboard project this quarter.

United Zeolite Products Ltd.

The Company withdrew from this joint venture in February 2006 when it became apparent that raw materials needed for processing would not arrive in a cost effective manner.

Other material contracts:

Canada - City of Prince George, BC

FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the worls where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the City' s sewage sludge. To date, all preliminary results have been positive. The expected date for completion of the final evaluation has been extended to November 2006.

USA - Minnesota Valley Alfalfa Producers Coop

On April 28, 2006, the company received a purchase order for the sale of two KDS machines to Minnesota Valley Alfalfa Producers. The first machine was delivered and installed in June 2006. Adaptations to the equipment to accommodate local conditions have been made with positive results. A request to deliver a second machine is expected in the next quarter.

Waste Resources Action Program - UK

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In Dec 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and the final report is being drafted.

Ongoing Research and Development

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

Trends

Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon the sale of a minimum of one machines per quarter, plus royalties and license fees, we anticipate approximately $1,000,000 to $ 2,000,000 in revenue this fiscal year.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operation.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2006.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: CALVIN L. KANTONEN
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors