Form 10QSB
period 2006-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2007-02-12
CIK 1002822

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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

As of December 31, 2006, we have a total amount of shares issued and outstanding of: 193,793,955.

==========================================================================================================

PART I.

ITEM 1.    FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	June 30,
ASSETS	(Unaudited)	2006
CURRENT ASSETS
Cash	$2,278	$4,435
Accounts receivable, net of allowance	141,976	402,411
Sales tax refunds	4,322	7,708
Prepaid expenses	4,032	365
Inventory	175,131	90,330
TOTAL CURRENT ASSETS	327,739	505,248

PROPERTY AND EQUIPMENT
Property and equipment	148,271	218,534
Less: accumulated depreciation	(78,922)	(67,162)
TOTAL PROPERTY AND EQUIPMENT	69,349	151,372

OTHER ASSETS
Technology rights, net of amortization	708,242	771,742
Patents and manufacturing rights, net of amortization	114,968	124,059
Investments in joint ventures	263,158	263,158
Deposits	-	-
TOTAL OTHER ASSETS	1,086,368	1,158,959

TOTAL ASSETS	$1,483,457	$1,815,580
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$206,283	$286,152
TOTAL CURRENT LIABILITIES	206,283	286,152

LONG-TERM LIABILITIES
Notes and wages payable to related parties	542,910	480,315
TOTAL LONG-TERM LIABILITIES	542,910	480,315

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 193,793,955 and
189,843,955 shares issued and outstanding, respectively	193,794	189,844
Stock options	287,291	287,291
Additional paid-in capital	12,865,368	12,726,405
Accumulated deficit	(12,589,266)	(12,130,747)
Accumulated other comprehensive (gain) loss	(22,923)	(23,680)
TOTAL STOCKHOLDERS' EQUITY	734,264	1,049,113
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,483,457	$1,815,580

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three Months Ended				Six Months ended
		December 31,				December 31,
		2006		2005		2006		2005
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES
Revenues from equipment and machine sales		$62,739		$150,000		$193,654		$150,000
Royalty & Licensing fee		56,000		30,000		56,000		145,001
Leasing fee		-		16,799		-		16,799
Total Revenue		118,739		196,799		249,654		311,800

COST OF SALES		997		68,510		99,027		68,510
GROSS PROFIT		117,742		128,289		150,627		243,290

OPERATING EXPENSES
Advertising		25,549		10,616		25,617		11,479
Amortization and depreciation		42,460		40,277		85,022		80,477
Marketing		2,845		2,284		9,982		2,284
Professional services		32,700		21,569		73,109		49,218
Wages		122,225		118,269		243,845		226,921
Commissions		10,645		26,564		43,065		26,564
Research and development		2,075		2,036		11,457		2,036
General and administration		64,683		65,881		115,455		116,698
Bad debt expense		900		-		900		-
Rent		7,289		7,819		14,579		13,156
Total Operating Expenses		311,371		295,314		623,030		528,833
LOSS FROM OPERATIONS		(193,629)		(167,026)		(472,403)		(285,544)

OTHER INCOME (EXPENSE)
Expenses recovered		4,764		9,392		13,884		18,121
Government grant		-		3,715		-		7,315
Total Other Income (Expense)		4,764		13,107		13,884		25,436

LOSS BEFORE INCOME TAXES		(188,865)		(153,919)		(458,519)		(260,107)
INCOME TAXES		-		-		-		-
NET LOSS		(188,865)		(153,919)		(458,519)		(260,107)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		6,280		(12,156)		(757)		(13,209)

COMPREHENSIVE NET LOSS		$(182,585)		$(166,075)		$(459,276)		$(273,316)
NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		193,285,622		189,225,622		191,714,788		186,512,288

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2006	2005
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(458,519)	$(260,107)
Depreciation and amortization	85,022	80,477
Bad debt expense	900	-
Stock and options issued for services and compensation	75,000	225,000
Stock issued for advertising	25,500	-
Stock issued for services and consulting	31,913	12,834
Stock issued for rent	10,500	22,000
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	260,435	389
Decrease (increase) in taxes and tax credits	3,386	3,708
Decrease (increase) in inventory	(14,538)	-
Decrease (increase) in deposits and prepaid expenses	(3,667)	(10,079)
Increase (decrease) in deferred revenue	-	70,000
Increase (decrease) in accounts payable & accrued expenses	(79,869)	(41,894)
Increase (decrease) in payable to related parties	68,399	-
Net cash provided (used) by operating activities	4,462	102,328

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	(5,804)	30,534
Net cash used by financing activities	(5,804)	30,534

NET INCREASE (DECREASE) IN CASH	(1,342)	132,862
Other comprehensive gain (loss) - foreign currency translation	(815)	(7,814)

CASH - Beginning of period	4,435	1,020

CASH - End of period	$2,278	$126,068

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for loan payable	$-	$22,100

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2006

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

Operating results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007.

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

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2006

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $12,589,266 through December 31, 2006 and has limited cash resources. The Company recorded minimal sales during the six month period ended December 31, 2006 and generated a net loss of $458,519.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the six months ended December 31, 2006, the Company received royalties and license fees, and has a contract to sell one machine in the future.

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
December 31, 2006

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

NOTE 3 - COMMON STOCK

During the six months ended December 31, 2006, the Company issued 1,325,000 shares of common stock upon the exercise of options at an average price of $0.032 for professional fees, and rent of $42,413; 750,000 shares of common stock shares at $0.034 for advertising of $25,500; and 1,875,000 shares upon the exercise of options at $0.04 for management salaries with a fair market value of $75,000.

NOTE 4 - STOCK OPTIONS

The Company's board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company's security holders.

During the three months ended December 31, 2006 Company granted 1,875,000 options to management for unpaid salary and 2,075,000 for professional services and rent all of which had been exercised. (See Note 3)

During October 2006, the Company's board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company's security holders. As of December 31, 2006, no options have been granted.

NOTE 5 - RELATED PARTIES

At December 31, 2006, the Company owed two of its senior executives a total of $ 542,910 in accrued salary and for loans made to the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2006

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

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $ 700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call by AGES and its shareholdings in AGES were diluted 12%.

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

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter "WRAP") which is a U.K. Government funded program that supports research to improve markets for recycled materials and products in the U.K. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company's KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP has purchased a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP's sole discretion for R&D purposes. This research project is now completed.

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

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and has finalized the purchase and installation of a fully operational KDS at a facility in Seoul to be used for demonstration and research purposes. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2006

On April 18, 2006 the company announced the signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Finalization of the documentation is expected to be completed in February 2007.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS December 31, 2006

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

On December 31, 2006 we had current assets of $327,739 current liabilities of $206,283 compared to the previous year on December 31, 2005 when we had $464,350 in current assets and $204,910 in current liabilities. Our working capital ratio on December 31, 2006 was 1.59 : 1, down from a working capital ratio of 2.27 : 1 on December 31, 2005. The company continues to maintain a positive working capital position and has no long term debt other than amounts due to two of its directors.

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

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company's projections to sell at least two machines each year through 2007. The Company exceeded this target in fiscal year 2006, has sold one machine so far in fiscal 2007 and has contracts to sell two more this year. Sales are recorded when all terms of the contract have been completed; collectibility assured; and when the equipment is delivered.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize. Some relief has come from deferment of payment of salaries and loans due to our senior management which aggregate approximately $542,910 as of December 31, 2006.

As of December 31, 2006 there were 193,793,955 shares issued and outstanding.

Results of Operations - Period ending December 31, 2006

Revenue for the period ended December 31, 2006 was $249,654 compared to $311,800 for the same period last year.

Net losses for the period ended December 31, 2006 were $458,519 compared to a loss of $260,107 for the same period last year or less than $0.01 per share in each period.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements:

Japan - JP Steelplantech Co. License Agreement

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, FASC will receive a royalty for each manufactured and machine sold in Japan. Marketing efforts are now underway, but there have been no sales this quarter.

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

There have been no new sales this quarter.

Malaysia - FASCM Joint Venture & License Agreement

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming. Two new projects are at the quotation stage.

Brazil - Proposed Joint Venture & License Agreement

On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina generally in, but not limited to the sugar industry. Under the proposed agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. The first machine has been ordered with delivery expected in February 2007.

Canada - Alternative Green Energy Systems Inc - Joint Venture

In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. The smaller test machine Model 250 was delivered to Atlantic Packaging Ltd' s paper recycling facility in Whitby, Ontario for evaluation and testing.

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

By mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and he USA. AGES did not release any new activity reports for its existing projects this quarter.

Other material contracts:

Canada - City of Prince George, BC

FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the worls where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the City's sewage sludge. To date, all preliminary results have been positive. The expected date for completion of the final evaluation has been extended to February 2007.

USA - Minnesota Valley Alfalfa Producers Coop

On April 28, 2006, the company received a purchase order for the sale of two KDS machines to Minnesota Valley Alfalfa Producers. The first machine was delivered and installed in July 2006. Adaptations to the equipment to accommodate local conditions have been made with positive results. A request to deliver a second machine is expected soon.

Waste Resources Action Program - UK

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop "value enhanced end-products" from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In Dec 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The initial testing phase is now complete and the results are inconclusive. More work is needed to achieve commercial viability with pulp sludge.

Ongoing Research and Development

We continue to focus on improving the KDS equipment's processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, FASCM, JP Steelplantech Co., the City of Prince George, UNBC, JNK Heaters Co. Ltd , in Korea, an soon in Brazil, our research and testing isdeveloping commercially viable applications for our technology for many unique applications.

Inflation

Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in West Vancouver, British Columbia, Canada which serves as an administrative office and rent a sales office in Delta, British Columbia. We moved our demonstration facility to Abbotsford, British Columbia in August 2005. AGES shares office space in Montreal, Quebec with Thermix Combustions Systems Inc.

Trends

Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon the sale of a minimum of one machine per quarter, plus royalties and license fees, we anticipate revenue of $1,000,000 to $2,000,000 this fiscal year.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2007.

FIRST AMERICAN SCIENTIFIC CORP. (Registrant)

By: JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal Executive Officer and a member of the Board of Directors

By: CALVIN L. KANTONEN
Calvin L. Kantonen, Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors