Form 10QSB
period 2007-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2007-05-10
CIK 1002822

==============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to ____________

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

As of May 8, 2007, we have a total amount of shares issued and outstanding of: 194,293,955

============================================================================================================

PART I.

ITEM 1.      FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2007	2006
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$-	$4,435
Accounts receivable, net of allowance	69,178	402,410
Sales tax refunds	12,953	7,708
Prepaid expenses	-	365
Inventory	268,824	90,330
TOTAL CURRENT ASSETS	350,955	505,248

PROPERTY AND EQUIPMENT
Property and equipment	148,271	218,534
Less: accumulated depreciation	(84,110)	(67,162)
TOTAL PROPERTY AND EQUIPMENT	64,161	151,372

OTHER ASSETS
Technology rights, net of amortization	676,492	771,742
Patents and manufacturing rights, net of amortization	110,422	124,059
Investments in joint ventures	263,158	263,158
Deposits	368	-
TOTAL OTHER ASSETS	1,050,440	1,158,959

TOTAL ASSETS	$1,465,557	$1,815,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$299,915	$286,152
Indebtedness to bank	267	-
TOTAL CURRENT LIABILITIES	300,182	286,152

LONG-TERM LIABILITIES
Notes and wages payable to related parties	658,897	480,315
TOTAL LONG-TERM LIABILITIES	658,897	480,315

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 193,793,955 and
189,843,955 shares issued and outstanding, respectively	193,794	189,844
Stock options	287,291	287,291
Additional paid-in capital	12,865,368	12,726,405
Accumulated deficit	(12,815,337)	(12,130,747)
Accumulated other comprehensive (gain) loss	(24,639)	(23,680)
TOTAL STOCKHOLDERS' EQUITY	506,478	1,049,113

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,465,557	$1,815,580

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
		Three months ended				Nine months ended
		March 31,				March 31,
		2007		2006		2007		2006
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES
Revenues from equipment and machine sales		$-		$193,618		$193,654		$343,618
Royalty & licensing fee		-		50,000		56,000		195,001
Leasing fee		-		-		-		16,799
Total Revenue		-		243,618		249,654		555,418

COST OF SALES		-		90,305		99,027		158,815

GROSS PROFIT		-		153,313		150,627		396,603

OPERATING EXPENSES
Advertising		-		5,895		25,617		17,374
Amortization and depreciation		41,709		43,068		125,836		123,545
Consulting		17,094		-		17,094		-
Marketing		1,049		8,452		11,031		10,737
Professional services		15,522		13,707		88,632		62,926
Wages		108,157		120,149		352,002		226,921
Commissions		-		7,000		43,065		33,564
Research and development		4,384		27,362		15,841		29,398
General and administration		44,238		118,687		160,590		322,309
Bad debt expense				7,225		900		7,225
Rent		7,289		7,274		21,868		20,430
Total Operating Expenses		239,443		358,819		862,475		854,429

LOSS FROM OPERATIONS		(239,443)		(205,506)		(711,848)		(457,826)

OTHER INCOME (EXPENSE)
Expenses recovered		13,372		32,290		27,256		50,411
Government grant		-		1,313		-		8,628
Total Other Income (Expense)		13,372		33,603		27,256		59,039

LOSS BEFORE INCOME TAXES		(226,071)		(171,903)		(684,592)		(398,787)

INCOME TAXES		-		-		-		-

NET LOSS		(226,071)		(171,903)		(684,592)		(398,787)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		-		(3,155)		(959)		(15,311)

COMPREHENSIVE NET LOSS		$(226,071)		$(175,058)		$(685,551)		$(414,098)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		193,793,955		189,708,955		192,407,844		187,850,622

The accompany notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(684,592)	$(398,787)
Depreciation and amortization	125,836	123,545
Bad debt expense	900	7,225
Stock and options issued for services and compensation	75,000	258,000
Stock issued for advertising	25,500	-
Stock issued for services and consulting	31,914	-
Stock issued for rent	10,500	-
Stock issued for interest expense	-	44,410
Options issued for compensation	-	12,834
Income for change in accounting for AGES	-	10,200
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	333,233	(64,085)
Decrease (increase) in taxes and tax credits	(5,245)	7,083
Decrease (increase) in inventory	(108,231)	-
Decrease (increase) in deposits and prepaid expenses	(3)	(3,848)
Increase (decrease) in accounts payable & accrued expenses	13,763	(53,264)
Increase (decrease) in indebtedness to bank	267	-
Increase (decrease) in payable to related parties	136,598	72,811
Net cash provided (used) by operating activities	(44,560)	16,124

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	-
Net proceeds from borrowing, related parties	41,984	-
Proceeds from sales of stock	-	-
Net cash used by financing activities	41,984	-

NET INCREASE (DECREASE) IN CASH	(2,576)	16,124

Other comprehensive gain (loss) - foreign currency translation	(1,859)	(10,087)

CASH - Beginning of period	4,435	1,020

CASH - End of period	$-	$7,057

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of FASC is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $12,815,337 through March 31, 2007 and has limited cash resources. The Company recorded no revenue during the period ended March 31, 2007 and generated a net loss of $226,071. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the three months ended March 31, 2007, the Company recorded no revenue, but received orders for two machines which it is now fabricating and will deliver in the next quarter.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans –an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

NOTE 3 – COMMON STOCK

During the nine months ended March 31, 2007, the Company issued 1,325,000 shares of common stock upon the exercise of options at an average price of $0.032 for professional fees, and rent of $42,413; 750,000 shares of common stock shares at $0.034 for advertising of $25,500; and 1,875,000 shares upon the exercise of options at $0.04 for management salaries with a fair market value of $75,000.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

During the nine months ended March 31, 2007, Company granted 1,875,000 options to management for unpaid salary and 2,075,000 for professional services and rent all of which had been exercised. (See Note 3)

During October 2006, the Company's board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company's security holders. As of March 31, 2007, no options have been granted.

NOTE 5 – RELATED PARTIES

At December 31, 2006, the Company owed its senior executives and its directors a total of $658,897 for unpaid accrued salary and for loans made to the Company.

NOTE 6 – CONTRACTS

In February 2002 the Company formed Alternative Green Energy Systems, Inc. (hereinafter “AGES”) for the purpose of using FASC’s licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. IN 2002 and 2003, the Company reported financial information from AGES on a consolidated basis due to its control of AGES.

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call by AGES and its shareholdings in AGES were diluted 12%. On March 31, 2007, AGES was in default of its annual royalty payments due to the Company in the amount of $ 25,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2007

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

On August 6, 2004, the Company entered into an agreement with The Waste and Resources Action Programme (hereinafter “WRAP”) which is a U.K. Government funded program that supports research to improve markets for recycled materials and products in the U.K. WRAP intends to fund the cost of research and development (R&D), as WRAP determines appropriate, to determine the possibilities for the Company’s KDS Technology and KDS Micronex Machine and ancillaries. In addition, WRAP will conduct R&D to develop a production scale ancillary sludge separation system which can be used with the KDS Micronex Machine to reduce the costs and environmental impact of the sludge produced by the paper industry. Under the terms of the agreement, WRAP has purchased a KDS Micronex Machine. Also, WRAP will provide agreed funding in the amount of ^540,000 to be disbursed at WRAP’s sole discretion for R&D purposes. This research project is now completed and the final report is being reviewed.

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

On April 18, 2006 the company announced the signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. Fabrication of the first machine is complete and is expected to be ready for shipping in May 2007.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Liquidity and Capital Resources

     We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan and the UK.

     On March 31, 2007, we had current assets of $350,955 and current liabilities of $300,182 compared to the previous year on March 31, 2006 when we had $418,269 in current assets and $123,540 in current liabilities. Our working capital ratio on March 31, 2007 was has declined to 1.17:1, down from a working capital ratio of 3.39:1 on March 31, 2006 . While the company continues to maintain a positive working capital position and has no long term debt other than amounts due to its directors, the decline in working capital is putting some strain on the Company’s ability to progress. We are currently talking to three different groups of private investors who have expressed interest to help raise some much needed capital.

Waste Resources Action Program (WRAP) Research Funding in UK

     In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide US$1,000,000 for the purchase and installation of one complete KDS system to be located at an industrial site in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. All funds have been received and expended under the administration of WRAP. WRAP is a department of the Government of the United Kingdom. This project is now complete with mixed results. We are currently reviewing the technical report.

Accounting issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2007. The Company exceeded this target in fiscal year 2006, has sold one machine so far in fiscal 2007 and contracts to sell two more this year. Sales are booked when the equipment is delivered.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

     As of March 31, 2007, there were 193,793,955 shares issued and outstanding.

Results of Operations – Period ending March 31, 2007

     Revenue for the period ended March 31, 2007 was $249,654 compared to $555,418 for the same period last year. Sales contracts were signed for two machines, but the equipment was not shipped by the closing date of these statements. These two machines are 95 % complete and are included in inventory on March 31, 2007.

     Net losses for the period ended March 31, 2007 were $684,592 compared to a loss of $398,787 for the same period last year or less than $0.01 per share in each period.

     The Company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements:

Japan - JP Steelplantech Co. License Agreement

     On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, FASC will receive a royalty for each manufactured and machine sold in Japan. Marketing efforts are now underway, but there have been no sales yet to customers in Japan.

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

Brazil – Proposed Joint Venture & License Agreement

     On April 18, 2006, the Company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina generally in, but not limited to the sugar industry. Under the proposed agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. The first machine has been ordered will be delivered in May 2007.

Canada - Alternative Green Energy Systems Inc – Joint Venture

     In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. The smaller test machine Model 250 was delivered to Atlantic Packaging Ltd’s paper recycling facility in Whitby, Ontario for evaluation and testing. It is currently still on site, but is no longer being used for demonstrations.

     A large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site Nova Scotia, Canada on a trial basis and testing is being conducted. Flakeboard installed all feeding equipment required to deliver wood waste to the KDS equipment and to convey and store the fuel dust after it has been processed. The Flakeboard system includes installation of a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Further adaptations to the KDS equipment are being made to determine if it is suitable to meet the Flakeboard’s requirements.

     In October 2005, AGES received CDN$700,000 in new funding from its shareholders to be used to complete the Flakeboard project. FASC did not participate in the September cash call by AGES thereby reducing its percentage ownership in AGES to 12% . FASC continues to support AGES in its efforts to make this project a success. This quarter, HQC Inc exercised its option to sell its position in AGES to the other shareholders. Our attorney’s our analyzing this proposal.

     Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 12 % in any excess profits from the operation. AGES must pay FASC at least US$25,000 per annum to maintain the agreement in good standing.

     By mutual agreement in July 2006, the license was modified to reduce the territory licensed to Canada and the USA. On March 31, 2007, AGES was in default of its annual royalty payments due to the Company in the amount of US$ 25,000.

Other material contracts:

Canada - City of Prince George, BC

     FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the worls where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the City’s sewage sludge. To date, all preliminary results have been positive and we have achieved “proof of concept” The expected date for completion of the final report is May 2007.

Waste Resources Action Program – UK

     In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide US$1,000,000 for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, redesign and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The initial testing phase is now complete and the results published in the WRAP report released in late April 2007 indicate the process is scientifically sound, is commercially viable in several areas, and needs more development work prior to implementation. Negotiations to move forward to Phase II are underway.

Ongoing Research and Development

     We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. With the funding provided by SDTC, WRAP, the USDA, FASCM, JP Steelplantech Co., the City of Prince George, UNBC, JNK Heaters Co. Ltd , in Korea, an soon in Brazil, our research and testing in developing commercially viable applications for our technology for many unique applications.

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

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon the sale of a minimum of one machine per quarter, plus royalties and license fees, we anticipate revenue of $750,000 to $1,000,000 this fiscal year.

Accounting Pronouncements

     In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operations.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (hereinafter “FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any the adoption of FIN 48 will have on its disclosure requirements.

     In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter :SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded statues of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on the Company’s financial condition or results of operations.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," (hereinafter "SFAS No. 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant immediate effect on its financial position or results of operations.

     In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

     In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, First American Scientific Corp.’s Principal Executive Officer and their Principal Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, First American Scientific Principal Executive and Principal Financial Officer each concluded that the Company’s disclosure controls and procedures are effective. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent quarter that may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II.

ITEM 6.        EXHIBITS

Exhibit No.	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-
15(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906
Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of May, 2007.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY: BRIAN NICHOLS
John Brian Nichols, President, Principal Executive
Officer and a member of the Board of Directors

BY: CALVIN L. KANTONEN
Calvin L. Kantonen, Principal Financial Officer,
Treasurer, and Chairman of the Board Of Directors