Form 10KSB
period 2007-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2007-10-15
CIK 1002822

============================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Name of small business issuer in its charter)

Nevada	88-0338315
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

     811 - 100 Park Royal South
West Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices, including postal code.)

(604) 913-9035
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ]

State issuer's revenues for its most fiscal year June 30, 2007: $ 323,560

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2007: $ 3,138,288 USD

============================================================================================================================

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 10, 2007: 196,143,955

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

PART I

ITEM 1.      DESCRIPTION OF BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. We own the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. Our System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. Our goal is to identify and develop commercially viable Awaste-to-resources@ industrial applications for the KDS System. Then we intend to market, manufacture, sell, lease and/or license our system to end users in the forest and pulp and paper industries, in agriculture, in recycling, and in other industries.

Applications

1. Converting biomass to combustible fuel or fertilizer

     Our research and testing to date indicate that the highest potential use for our equipment is found in pulverizing and drying (micronizing) biomass (wood waste) into a fine, dry combustible fuel that can be incinerated in specialized burners to create BTUs (heat energy). The BTUs, in turn can be converted to electrical power through conventional means. For biomass, the critical value of the process is its ability to act as an industrial dryer which can extract water from wood at below boiling temperatures at significantly lower costs than through other conventional methods.

2. Drying and grinding of pulp sludge

     We have also processed wet (80% moisture) pulp sludge, and have shown that potential exists in converting waste pulp sludge to a dry, fibre-like powder and releasing the kaolin clay concurrently, then burning the dry fiber like powder to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy costs, disposal costs, and environmental problems in the pulp and paper industry.

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

     There are currently three models and variations thereof available, designed for various feedstocks and applications.

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

Cryogenic Comminution of Rubber - US Patent # 6,655,167 B2

     On April 20, 2001, we filed a patent application in the United States to protect our research into developing a process for cryogenically freezing non-tire scrap rubber and processing it into a micro-fine powder using the KDS equipment. This patent has now been issued.

Method of Recovery of Precious Metal and Heavy Minerals - US Patent # 6,682,005 B2

     On May 4, 2001, we filed a patent application in the United States to protect our research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. This patent has now been issued.

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

     In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. This application is still pending.

Acquisition of / Ownership of Patents

     On June 22, 1995, we entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented KDS for use in rubber and glass recycling and disposal, for a period of ninety-nine years.

     On February 22, 1996, we entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials.

     On July 2, 1997, we purchased from Spectrasonic Corp all rights to the technology and its patents, whether issued or pending, including all data pertaining to the patent process with respect to the KDS Disintegration System. Upon the final payment to Spectrasonic of 1,000,000 common shares of the Company's stock valued at $0.25 per share which was made on December 1, 1999, an unencumbered right and title to all patents was irrevocably transferred to us.

Research and Testing

     We continue research with various materials to improve operating efficiencies, to increase volume throughput to economically viable levels, and to identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Canada by FASC in Kuala Lumpur, Malaysia by FASCM, in London, England by WRAP, in Japan by JP Steelplantech, and in Korea by JNK Heaters Ltd. Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system. All research on rubber processing has been discontinued until a suitable research partner is found.

Government/Environment Regulation

     We are subject to various federal, provincial and local environmental laws and regulations. We believe that our operations currently comply in all material respects with applicable laws and regulations. We believe the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for us and our competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past. In the future, stricter regulations may increase the demand for our products which offer solutions to some environmental problems.

Manufacturing

     Canadian manufacturing of the KDS machine is sub-contracted to Mainland Machinery Limited (MML) in Abbotsford, British Columbia at a fixed price on a case by case basis. Engineering and design assistance are also provided by MML. Our licenses in Malaysia, Brazil, Japan, and Korea provide for local manufacturing in those countries subject to certain conditions.

Technology Licenses granted as of June 30, 2007

Canada - Alternative Green Energy Systems Inc

     In October 2001, we signed an agreement with Thermix Combustion Systems Inc, to form a jointly owned corporation named the Alternative Green Energy Systems Inc. ("AGES"). AGES goal was to adapt the KDS system to create a continuous flow of suitable micronized hog fuel/ wood dust that will be used as a fuel for Thermix's specialized dust burners. FASC and Thermix contributed their respective technologies to design a complete micronizing and dust burning system to be marketed to the Thermix’s contacts in the pulp industry.

     In February 2002, we granted a conditional license to AGES to manufacture and sell the KDS equipment for all applications using biomass in Canada, the USA, and the European Union. In February 2002, AGES signed an agreement with Hydro Quebec Capitech Inc. wherein Hydro Quebec Capitech agreed to invest CDN$1,000,000 equity in AGES's for research and development. On February 21, 2004, that license expired when conditions were not met.

     On February 23, 2004, we granted AGES a modified exclusive license to design, manufacture and sell a large scale version of the KDS machine to be used in the pulp and paper industry in Canada, the USA, and the European Union.

     In fiscal year 2006, AGES did not sell the required one machine per year, but paid $25,000 in lieu of a sale to maintain its exclusive rights granted under the agreement. By mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and the USA.

     In fiscal 2007, Hydro Quebec Capitech, one of the AGES partners exercised it right under a put clause in the shareholder agreement, causing 100 % of AGES shares to be sold to a third party for one dollar plus assumption of over $1,000,000 of debt. As a result, our shareholdings in AGES were reduced to zero. As of the date of this writing, the new owner of AGES has not paid the license fee and the license is still in default and subject to be cancelled.

     Under the license agreements with AGES, we retain ownership of all patents for the KDS technology and own rights to all the research conducted by AGES.

Malaysia - FASC ( Malaysia ) SDN. BHD.

     On July 8, 2004, we granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. The agreement required FASCM to purchase one KDS machine and set up a fully operational demonstration plant in Malaysia. This requirement was met in September 2004.

     As of June 30, 2007, we own 50% of the outstanding shares of FASCM.

Japan - JP Steelplantech Co. Ltd

     On September 26, 2005, we granted an exclusive license for manufacturing and marketing the KDS System in Japan to JP Steelplantech Company of Yokohama, Japan. As part of the licensing agreement, JP Steel paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan. Marketing efforts are now underway.

     JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

Korea - JNK Heaters Co. Ltd dba FASC - Korea

     On December 14, 2005, we signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of our agreement, JNK has paid an up front deposit for a licensing fee and machine purchase, and has purchased and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions and will also pay a royalty for each machine manufactured and sold in Korea. FASC Korea has sold one machine to a customer in the limestone industry and has purchased a second machine to be installed at a local sewage plant on a trial basis. The license requires a minimum sales quota be met each year commencing in year 2 to maintain exclusivity.

Brazil

     On April 18, 2006, we announced the anticipated signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. This agreement was never finalized as the parties could not agree on certain terms therein. The group, however, purchased one machine which was delivered in June 2007 and negotiations are expected to re-open once that machine is operational.

Summary of Agreements

Other material contracts or agreements:

The Waste and Resources Action Programme -- UK (WRAP)

     In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and a final report was issued in April 2007.

City of Prince George, Canada

     We have signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment. The initial runs will be monitored for two months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the sewage sludge. The project is now entering Phase 2 which will commence in October 2007.

AGES agreement with Sustainable Development Technology Canada (SDTC)

     In October 2004, Sustainable Development Technology Canada (SDTC) awarded a research grant to AGES to construct and install a complete waste-to-energy KDS 3000 system at a pulp mill in Eastern Canada. Subsequent to the award, AGES signed a Contribution Agreement for $600,000 Cdn with SDTC to construct a “Wet Wood Waste to Energy” project to be hosted by Flakeboard Company

Limited (FCL), at their St. Stephen, New Brunswick pulp mill. SDTC is mandated to act as the primary catalyst in building a sustainable development technology infrastructure in Canada and help meet the Kyoto accords. All funding has since been received and expended by AGES.

AGES agreement with Flakeboard Company Limited

     Flakeboard Company Limited has installed all infrastructure equipment to handle wood waste on the project and to convey and store the fuel dust after it has been processed. The FCL total investment includes a reclaimer, silo, various conveyors, a major area electric upgrade, DCS modifications and a civil engineering project to site and enclose all the equipment. Further adaptations to the equipment are on hold pending evaluation by the new owners of AGES.

Market

     The KDS machine has proven viable for softer industrial rock, such as gypsum and zeolite, wood chips or chicken manure (embedded in sawdust), and any biomass at moisture levels below 60%. We continue to research and seek potential markets where operation of the equipment is economically viable. Improvements to the equipment continue and we are constantly experimenting to find solutions that increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 60% moisture content to avoid clogging of the equipment. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Some of these adaptations require additional research and until implemented, there is no certainty that the equipment will be accepted in all the proposed markets.

Competition

     We have competition from other producers of microfine powders, most of who must use a series of equipment to achieve similar results. Some have much greater financial resources than us, but we believe our system is more cost effective than these competitors and that we can reasonably expect to attract a share of the marketplace.

Company Facilities

     Our corporate offices are located at 811 - 100 Park Royal, West Vancouver, British Columbia, Canada, V7T 1A2 and our sales office is located at #26 - 7621 Vantage Way, Delta, British Columbia, Canada V4K 4E2. The phone numbers are (604) 913-9035 and (604) 940-6220, respectively. Fax numbers are (604) 925-1118 and (604) 940-6221.

Subsidiaries and other equity positions

Canada - First American Scientific ( Canada ) Ltd.. - 100 % owned by FASC

     We own 100% of the outstanding shares of common stock of First American Scientific ( Canada) Ltd, a BC company which was formed for the purpose of providing research, development,

and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005.

Malaysia - FASC (Malaysia) Bhd. Sdn. - 50% owned by FASC

     We own 50% of the outstanding shares of common stock of First American Scientific (Malaysia) Bhd. Sdn. (FASCM) , a Malaysian company incorporated for the purpose of manufacturing and marketing the KDS system in Malaysia, Thailand, Singapore, and Indonesia primarily to the palm oil industry.

Canada - Alternative Green Energy Systems Inc (AGES) - 0% owned by FASC

     We no longer have any shareholdings in AGES.

Employees

     FAS (Canada) Ltd currently has one full-time employee in Canada. Messrs, Nichols and Kantonen are officers of, and members of the boards of directors of both FASC and FAS (Canada) Ltd. We also retains outside consultants when necessary.

Other

     During the fiscal period ending June 30, 2007, we settled various accounts owing by issuance of common stock.

Risk Factors

     1. Going Concern Opinion. At this time, we cannot be sure that we will be successful in our operations. Therefore our independent certified public accountants have issued an opinion that there is substantial doubt about our ability to continue in business as a going concern.

     2. Development and Market Acceptance of New Products. Our success and growth will depend upon our ability to improve and market our KDS machines and KDS processes and to successfully develop and generate revenues from its processes. To date we have been unable to achieve the foregoing.

     3. Liquidity; Need for Additional Financing. We believe that we will need additional cash during the next twelve months. If we are unable to generate a positive cash flow before our cash is depleted, we will need to seek additional capital. There is no assurance that we will be able to obtain additional capital if required, or obtain the capital on terms and conditions acceptable to us. We are currently suffering from a lack of liquidity although our current obligations are not significant. In spite of this, we continue our sales efforts while we continuously seek out additional capital. Our auditors have also issued a going concern opinion.

     4. Dependence on Suppliers. We rely on a number of suppliers to provide certain raw materials for our products. The interruption of certain sources of supplies or the failure to adapt materials to our changing technological requirements could disrupt our ability to manufacture products or cause us to incur costs associated with the development of alternative sources, either of which could adversely affect our financial performance.

     5. Technology Risk. All manufacturers utilize different applications of known technology. Should a competitor develop a technology breakthrough that cannot be adapted to our system or develop a more effective application of existing technology, our technology would be at risk of becoming obsolete.

     6. Competition. Most of our competition are companies with substantially greater financial, technical and marketing resources than us. If the market for the KDS or its process are established, we expect that additional competition will emerge and that existing competitors may commit more resources to those markets.

     7. Issuance of Additional Shares. On June 30, 2007, there were 196,143,955 shares of common stock (95%) of the 200,000,000 authorized shares of common stock of outstanding and 3,856,045 shares remain unissued. The board of directors has the power to issue such shares, subject to shareholder approval, in some instances. Although we presently have no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, we may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by us, from our authorized but unissued shares would have the effect of diluting the interest of existing shareholders.

     8. Indemnification of Officers and Directors for Securities Liabilities. Our Articles of Incorporation provide that any director, officer, agent and /or employee will be indemnified as to those liabilities and on those terms and conditions as are specified in the Company Act of the State of Nevada. Further, we may purchase and maintain insurance on behalf of any such persons whether or not the Corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by us and prevent any recovery from such officers, directors, agents and employees for losses incur as a result of their actions. Further, we have been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     9. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with our common stock. Shareholders may be further diluted in their percentage ownership if we issue additional shares in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company's board of directors.

     10. No Dividends Anticipated. At the present time we do not anticipate paying dividends, cash or otherwise, on our common stock in the foreseeable future. Future dividends will depend on our future earnings, if any, its financial requirements and other factors.

     11. Lack of Market Research. We have neither conducted nor engaged other entities to conduct market research regarding the demand for our products and services.

     12. Product Liability. We could incur liability for product defects which result in damage from the use of our equipment and products. Any such claims, if successful, could result in substantial losses.

     13. No Insurance Coverage. We are finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting our business activities. At present, we have not secured any liability insurance. We have potential liability from our general business activities, and accordingly, we could be rendered insolvent by serious error omission.

     14. Non-arms Length Transactions and Conflicts of Interest. We have not engaged in any transactions with our officers, directors and principal shareholders except for accepting non-interest bearing loans from two of our officers. Such transactions may be considered as not having occurred at arms length. We will be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties.

     15. Reliance Upon Current Management. The Company's current operations and future success are greatly dependent upon the participation of our officers, Cal Kantonen and Brian Nichols. If either officer discontinues his services to us, we could be adversely affected.

     16. Lack of Key Man Insurance. We have not obtained key man life insurance on the life of our officers and directors. The death or unavailability of any one of them could have a material adverse impact on our operations.

ITEM 2.      DESCRIPTION OF PROPERTIES

     We own no real property. We lease 300 square feet of office space at 811 - 100 Park Royal, West Vancouver, West Vancouver, British Columbia V6T 1A2. The office is leased from Smythe Ratcliffe, Chartered Accountants, on an month to month basis. The rent is US$1,100 per month which includes full reception and office services.

     In July 2005, we also leased a new sales office at # 26 - 7621 Vantage Way in Delta, British Columbia, Canada containing 800 square feet of office space for a monthly rental of US$ 650.

     As of June 30, 2007, we own two KDS machines. One machine is installed at the Abbotsford demonstration and one has been sold but remains in inventory until delivered.

     In our offices we have tools, test equipment, office furniture and office equipment costing at total of $148,271 located in Delta, British Columbia, Canada, Abbotsford, British Columbia, Canada and West Vancouver, British Columbia, Canada.

     Our registered office is # 700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3.     LEGAL PROCEEDINGS

     None.

ITEM 4.     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders in the year ending June 30, 2007.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's securities are traded over-the-counter on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “FASC.” The table shows the high and low bid of the Company's Common Stock for the past five years:

Quarter ended		High	Low

2003	March 31	0.075	0.051
	June 30	0.07	0.034
	September 30	0.06	0.04
	December 31	0.07	0.04

2004	March 31	0.06	0.04
	June 30	0.11	0.05
	September 30	0.05	0.043
	December 31	0.043	0.031

2005	March 31	0.041	0.032
	June 30	0.040	0.021
	September 30	0.034	0.03
	December 30	0.031	0.03

2006	Mar 31	0.032	0.031
	June 30	0.052	0.049
	September 30	0.05	0.043
	December 30	0.03	0.026

2007	March 31	0.016	0.018
	June 30	0.019	0.020

     Of the 196,143,955 shares of common stock outstanding as of June 30, 2007, all are free trading with the exception of approximately 6,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

     At June 30, 2007, we had approximately 5,000 shareholders of record of its common stock.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that dividends may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs, and we anticipate that all available cash will be needed for the Company’s operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We currently have one equity compensation plan. Prior to 2000, we had three additional stock option plans. All shares which were authorized under those plans have been exhausted.

     Our 2001 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan included 30,000,000 shares. To date options to purchase 30,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

     The 2001A Incentive Stock Option Plan provides for the issuance of stock options for services rendered to the Company. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 20,000,000 shares. To date, options to purchase 20,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

     The 2003 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date, options to purchase 10,000,000 shares have been granted and all options have been exercised, leaving no shares available for issuance under the Plan.

     The 2004 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. To date, options to purchase 10,000,000 shares have been granted, leaving no shares available for issuance under the Plan.

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

Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price of	issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans	5,000,000	$0.04	1,718,507
not approved by
securities holders

Total	nil	$0.04	1,718,507

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS - June 30, 2007

Liquidity and Capital Resources

     We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan, Mexico and the UK.

     On June 30, 2007 we had current assets of $277,821 and current liabilities of $485,628 (net of customer deposits) compared to the previous year on June 30, 2006 when we had $575,512 in current assets and $286,152 in current liabilities. Our working capital ratio on June 30, 2007 was 1 : 1.72 compared to 2.01 : 1 on June 30, 2006. We have negative working capital and this is putting a strain on our ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting issues

     We believe that the carrying value of our technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and our projections to sell at least two machines each year through 2007. We exceeded this target in fiscal year 2007 and have sold two machines. We have contracts to sell two more in fiscal 2008. Sales are booked when the equipment is delivered.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, we will seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operations.

     As of June 30, 2007, there were 196,143,955 shares issued and outstanding.

Results of Operations - Year ending June 30, 2007

     Revenue for the year ending June 30, 2007 was $323,560 compared to $724,706 for last year. This represents the sale of two systems completed for the year. In addition, in June we sold one machine which is now being fabricated, and a second which is being held in inventory pending receipt of final payment. A third sale was made in August 2007, subsequent to the date of these statements. These sales will be booked when delivered as per our revenue recognition policy. We have received deposits on all three of these sales.

     Net losses for the year ended June 30, 2007 were $1,038,502 compared to a loss of $623,916 for last year or less than $0.01 per share in each period. Our auditors has issued a going concern caution meaning we will need to increase sales or raise outside capital in order to continue operating at current levels.

     We anticipate future revenue to come from equipment sales as well as our share in future profits from joint ventures, and by earning royalties and license fees under the following agreements. With the current orders in process, we will book three sales in the first part of fiscal year 2008 totaling in excess of $600,000 USD.

PROJECT UPDATE

Japan - JP Steelplantech Co. License Agreement

     On September 26, 2005, we signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, we will receive a royalty for each machine manufactured and sold in Japan. Marketing efforts are now underway, but there have been no sales yet to customers in Japan.

     JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

     While JP Steel Plantech is diligently working with the equipment documenting every component of the system, they have yet to aggressively enter the marketing phase and have not sold any equipment to date. Nonetheless, we are encouraged by their work and believe this will be very valuable to us over the long term. They are also working with our patent attorneys to finalize the examination process.

Korea - JNK Heaters Co. Ltd License Agreement

     On December 14, 2005, we signed an exclusive license agreement for marketing the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement, JNK has paid an up front licensing fee and has purchased and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions. Under the agreement, we will receive a royalty for each machine sold in Korea. There have been two sales in Korea to date, one KDS for processing limestone. A second KDS was installed at a Waste Water Treatment Plant near Seoul, South Korea, but removed and resold to a limestone quarry.

     Unfortunately, internal disputes amongst the Korean partners have hampered their progress, and they may fail to meet the minimum Year 2 sales targets as set out in the licensing agreement. We are currently re-evaluating the situation in Korea.

Malaysia - FASCM Joint Venture & License Agreement

     On July 8, 2004, we granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, we will receive a royalty for each machine manufactured and sold in the territory and will share 50% in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming. Two new projects are at the quotation stage.

     This is a very solid, well financed operation in which we hold a 50% interest. The Malaysians are currently raising money privately to build a $1.3 million plant to process fibre which will be sold to China.

Brazil - Proposed Joint Venture & License Agreement

     On April 18, 2006 we announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. These negotiations will not be finalized until the test machine sent to Brazil is fully operational and evaluated. The machine was delivered in June 2007, but is not set up yet. Target date for commissioning is October 2007. We believe this project will produce excellent results processing bagasse and other agricultural waste.

Mexico

     In June we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine is now being fabricated for expected delivery in October 2007.

Canada - Alternative Green Energy Systems Inc - Joint Venture

     In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. Subsequently, with the assistance of funds from Hydro Quebec and the Canadian government, a large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site Nova Scotia, Canada on a trial basis. AGES made many changes to our design, but to date, no major improvement in production was achieved.

     Having seen only marginal results, Hydro Quebec pulled out, and a new group has now taken over control of AGES. However, the license is still in default and we are considering other options.

Other material contracts:

Canada - City of Prince George, BC

     We have signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the worls where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date, all trial runs have been satisfactory, and after making many modifications, we have reached the Phase I goal of “proof of concept”, as reported by Dayton & Knight P.Eng.’s the City’s project engineers.

     Phase Two is expected to begin this fall where we will build a commercial scale model to be perfected and sold to Prince George as a show piece and, hopefully to other like sized municipalities in the region.

Waste Resources Action Program - UK

     In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The initial testing phase is now complete. The results published in the WRAP report released in late April 2007 indicate the process is scientifically sound, commercially viable in several areas, and needs more development work prior to implementation. Discussions regarding finding investors to move to Phase II are underway.

Continuing Research and Development

     We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility will be set up in Abbotsford, Canada, to perfect the sludge application during the next quarter.

Inflation

     Inflation has not been a factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

     We rent office space in West Vancouver, British Columbia, Canada which serves as an administrative office and rent a sales office in Delta, British Columbia, and our demonstration facility is nearby in Abbotsford, British Columbia.

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon three recent sales for next quarter, we anticipate revenue of $ 2,000,000 to $3,000,000 next fiscal year.

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option” for Financial Assets and Financial Liabilities “Including an amendment of FASB Statement No. 115" (hereinafter “SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other post-retirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes B an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

ITEM 7.     FINANCIAL STATEMENTS

First American Scientific Corp.
Vancouver, BC
Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of First American Scientific Corp. as of June 30, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company has sustained losses since inception and has limited cash resources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 9, 2007

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
ASSETS	2007	2006

CURRENT ASSETS
Cash	$58,321	$4,435
Accounts receivable, net of allowance	19,053	402,411
Sales tax refunds	24,222	7,708
Prepaid expenses	399	365
Inventory	175,826	160,593
TOTAL CURRENT ASSETS	277,821	575,512

PROPERTY AND EQUIPMENT
Property and equipment	148,271	148,271
Less: accumulated depreciation	(88,948)	(67,162)
TOTAL PROPERTY AND EQUIPMENT	59,323	81,109

OTHER ASSETS
Technology rights, net of amortization	644,742	771,742
Patents and manufacturing rights, net of amortization	105,877	124,059
Investments in joint ventures	263,158	263,158
TOTAL OTHER ASSETS	1,013,777	1,158,959

TOTAL ASSETS	$1,350,921	$1,815,580

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$485,628	$286,150
TOTAL CURRENT LIABILITIES	485,628	286,150

LONG-TERM LIABILITIES
Notes and wages payable to related parties	713,990	480,315
TOTAL LONG-TERM LIABILITIES	713,990	480,315

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 196,143,955 and
189,843,955 shares issued and outstanding, respectively	196,144	189,844
Stock Options	287,291	287,291
Additional paid-in capital	12,902,005	12,726,405
Accumulated deficit	(13,217,712)	(12,130,745)
Accumulated other comprehensive (gain) loss	(16,425)	(23,680)
TOTAL STOCKHOLDERS' EQUITY	151,303	1,049,115

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,350,921	$1,815,580

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Twelve months ended
		June 30,
		2007		2006
REVENUES
Revenues from equipment and machine sales		$323,560		$724,706
Royalty & licensing fee		-		234,901
Leasing fee		-		16,799
Total Revenue		323,560		976,406

COST OF SALES		232,739		360,925

GROSS PROFIT		90,820		615,481

OPERATING EXPENSES
Stock option expense		-		33,000
Advertising		25,628		5,035
Amortization and depreciation		166,969		167,199
Consulting		74,011		-
Marketing		10,529		15,372
Professional services		109,763		77,191
Wages		454,306		472,424
Commissions		46,346		33,564
Research and development		33,171		54,106
General and administration		219,340		297,035
Bad debt expense		49,365		123,239
Rent		29,760		27,852
Total Operating Expenses		1,219,188		1,306,016

LOSS FROM OPERATIONS		(1,128,366)		(690,535)

OTHER INCOME (EXPENSE)
Expenses recovered		41,399		59,122
Government grant		-		7,496
Total Other Income (Expense)		40,799		66,618

LOSS BEFORE INCOME TAXES		(1,086,967)		(623,916)
INCOME TAXES		-		-
NET LOSS		(1,086,967)		(623,916)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange comprehensive income (loss)		7,255		(14,837)

COMPREHENSIVE NET LOSS		$(1,079,712)		$(638,755)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		193,187,705		188,159,372

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
June 30, 2007
							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Stock	Accumulated		Comprehensive Stockholders'
	Shares	Amount	Capital	Options	Deficit		Income (Loss)		Equity
Balance, June 30, 2005	181,443,955	$181,444	$12,412,161	$254,291	$(11,506,829	) $	(8,843	) $	1,332,224
Common stock issued and options exercised
as compensation at $0.04	5,625,000	5,625	219,375	-	-		-		225,000
Record stock option expense	-	-	-	33,000	-		-		33,000
Common stock issued for Legal Fees at
$0.034	150,000	150	4,184	-	-		-		4,334
Common stock issued for Professional Fees
from $0.034 to $0.06	685,000	685	26,115	-	-		-		26,800
Common stock issued for Rent at $0.04	550,000	550	21,450	-	-		-		22,000
Common stock issued for repayment of loan
at $0.034	650,000	650	21,450	-	-		-		22,100
Common stock issued for Travel expenses
from $0.024 to $0.034	740,000	740	21,670	-	-		-		22,410
Foreign currency translation loss	-	-	-	-	-		(14,837)		(14,837)
Net loss for the period ended June 30, 2006	-	-	-	-	(623,916)		-		(623,916)
Balance, June 30, 2006	189,843,955	189,844	12,726,405	287,291	(12,130,745	) $	(23,680	) $	1,049,115
Common stock issued for Accounting from
$0.035 to$0.13737	1,354,000	1,354	24,758	-	-		-		26,112
Common stock issued for Advertising at
$0.034	750,000	750	24,750	-	-		-		25,500
Common stock issued for Consulting from
$0.015 to $0.025	1,350,000	1,350	23,900	-	-		-		25,250
Common stock issued for Legal Fees at
$0.032	500,000	500	13,038	-	-		-		13,538
Common stock issued for Rent at $0.035	471,000	471	16,029	-	-		-		16,500
Common stock issued for Salaries at $0.04	1,875,000	1,875	73,125	-	-		-		75,000
Foreign currency translation gain	-	-	-	-	-		7,255		7,255
Net loss for the period ended June 30, 2007	-	-	-	-	(1,086,967)		-		(1,086,968)
Balance, June 30, 2007	196,143,955	$196,144	$12,902,005	$287,291	$(13,217,712	) $	(16,425	) $	151,303

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve months ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,086,967)	$(623,916)
Depreciation and amortization	166,969	19,141
Stock and options issued for services and compensation	181,900	355,644
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	383,358	(272,551)
Decrease (increase) in prepaid expenses	(34)	-
Decrease (increase) in taxes and tax credits	(16,514)	2,383
Decrease (increase) in inventory	(15,633)	26,354
Decrease (increase) in deposits and prepaid expenses	-	(886)
Increase (decrease) in accounts payable & accrued expenses	199,478	110,051
Increase (decrease) in payable to related parties	271,648	145,003
Net cash provided (used) by operating activities	84,605	(238,777)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(54,197)
Investments	-	70,262
Investment in technology rights and patents	-	145,182
Net cash provided (used) in investing activities	-	161,247

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	(37,973)	95,783
Net cash used by financing activities	(37,973)	95,783

NET INCREASE (DECREASE) IN CASH	46,231	18,253

Other comprehensive gain (loss) - foreign currency translation	7,655	(14,838)

CASH - Beginning of period	4,435	1,020

CASH - End of period	$58,321	$4,435

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Stock options		33,000

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter “the Company” or “FASC”) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales site in Abbotsford, British Columbia, Canada. The Company’s year-end is June 30.

First American Scientific (Canada) Ltd. - wholly owned subsidiary

The Company formed First American Scientific (Canada) Ltd., formerly named First American Power Corp., and 521345 BC Ltd., a 100 % wholly owned subsidiary, in 1998 in order to provide research and development services eligible for Canadian research and development credits exclusively to FASC and, when feasible, to operate a profitable production facility in Canada.

First American Scientific Corp ( Malaysia ) Bhd. Sdn, - joint venture

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

Alternative Green Energy Systems, Inc. - Licensee

The Company formed Alternative Green Energy Systems, Inc. (hereinafter “AGES”) in 2002 for the purpose of using FASC’s licensed technology and patents to manufacture, sell, operate and use KDS machines in combination with available expertise in wood dust burning technology. In 2002 and 2003, the Company reported financial information from AGES on a consolidated basis due to its control of AGES.

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call and its shareholdings in AGES were diluted to 12%. In June 2007, Hydro Quebec exercised its put

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts. Being unwilling to assume AGES debts which exceeded $ 1,200,000 Cdn, FASC’s shareholdings were purged, and a new group has now taken over 100 % control of AGES.

The debt that was due to FASC by AGES has not been paid and FASC is in a position to cancel the license. At June 30, 2007, FASC wrote off the balance sheet owing from AGES. (See Note 9)

JP Steelplantech Company (Japan) - Licensee

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan.

JNK Heaters Co. Ltd ( Korea ) - Licensee

On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd of Seoul, Korea. As part of the agreement JNK has paid an up front deposit for a licensing fee and machine purchase, and finalized the purchase and installation of a fully operational KDS at its facility in Seoul within one year. The License allows JNK to earn the right to manufacture machines in Korea after meeting certain contractual conditions. These conditions have yet to be met. JNK would also pay a royalty for each machine manufactured and sold in Korea.

Waste and Resources Action Programme - Research project - United Kingdom

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In Dec 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The initial testing phase is now complete and the results published in the WRAP report released in late April 2007 indicate the process is scientifically sound, is commercially viable in several areas, but needs more development work prior to implementation.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2007, accounts receivable were $19,053 with no allowance for doubtful accounts required at the date of preparing these statements.

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. Any amounts collected at a later date will be included in income.

During the year ended June 30, 2007, the Company had $323,560 in revenue from the sale of two machines and related services.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $25,628 and $ 5,035 for the years ended June 30, 2007 and 2006, respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At June 30, 2007, the accrued amount is approximately $20,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

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

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133", and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2007 and 2006, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
The carrying amounts for cash, accounts receivable, accounts payable, and accrued liabilities approximate their fair value.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

Foreign Currency Translation
Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Realized gains and losses from foreign currency transactions are reflected in the Company’s results of operations.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,217,712 through June 30, 2007 and has limited cash resources of $58,321 The Company recorded decreased sales during the year ended June 30, 2007, and generated a net loss of $1,086,967. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology with its licensees in Canada, Japan, and Korea through its joint venture in Malayisa. Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impairment of Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, AAccounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144"). “SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2007 and 2006, no impairments were deemed necessary.

Inventory
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.

Two machines were sold during the year ended June 30, 2007 and four were sold in 2006.

Net Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share.” Basic earnings (net loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Prepaid Expenses
At of June 30, 2006 and June 30, 2007 , prepaid expenses consist of a refundable utility deposit.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FASC consolidates its financial statements with First American Scientific (Canada) Ltd as it is a wholly owned and controlled by FASC.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

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

During the year ended June 30, 2005, the agreement between FASC and AGES was renegotiated. Under the new agreement, FASC owns 12 % of AGES. As a consequence, FASC has no control over AGES and will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been offset against net losses generated by AGES. See Note 9. As of June 30, 2007, the Company has no shareholdings in AGES.

The Company accounts for its investment in the joint venture with FASC Malaysia in accordance with APB 18 at cost. FASC does not participate in or influence operating or financial decisions of the joint venture. The investment is valued at the agreed upon purchase price of the 21 year license for the KDS technology.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109"). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2006 and June 30, 2007 the Company had net deferred tax assets of approximately $3,200,000 and $2,8000,000 respectively principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2007. The change in the deferred tax asset valuation allowance from June 30, 2006 to June 30, 2007 was 400,000.

The significant components of the deferred tax asset at June 30, 2007 and June 30, 2006 were as follows:

	June 30, 2007	June 30, 2006
Net operating loss carryforward	$9,200,000	$8,100,000
Stock options issued under a non-qualified plan:
Deferred tax asset	$3,200,000	$2,800,000
Deferred tax asset valuation allowance	$(3,200,000)	$(2,800,000)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

At June 30, 2007, the Company has net operating loss carryforwards for tax purposes of approximately $9,200,000 which expire in the years 2015 through 2027.

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" (hereinafter “SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single!employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109", which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. Deposits received on undeliverable goods are shown as a current liability.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company has more tax credits than taxes collected, and as of June 30, 2007, the Company is due a refund of $24,222 compared to $ 7,710 on June 30, 2006.

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
June 30, 2007

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2007	2006

Plant assets and equipment	$148,271	$218,534

Total assets	148,271	218,534
Less accumulated depreciation	(88,948)	(67,162)
	$59,323	$151,372

Depreciation expense for the years ended June 30, 2007 and 2006 was $ 21,786 and $19,142 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

NOTE 4 – TECHNOLOGY RIGHTS AND PATENTS

Intangible Assets
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142"). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the years ended June 30, 2007 and June 30, 2006, as the Company does not have recorded assets with indeterminate lives.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

Technology Licenses
On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter "Spectrasonic"), a related party, for the worldwide license to its unpatented Kinetic Disintegration Equipment (“KDS”) for use in rubber and glass recycling and disposal, for a period of ninety-nine years. The purchase price of this license and one SDM machine was $550,000, with license rights valued at $250,000.

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

On July 2, 1997, the Company finalized negotiations with Spectrasonic for all patents to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine (“KDS Machine”), whose worldwide rights had been previously acquired by the Company. In the negotiations, the Company acquired all manufacturing rights applicable to the KDS Machine technology. The Company has sole right and responsibility for manufacturing the machinery. Consideration to Spectrasonic was 1,000,000 common shares of the Company’s stock at a deemed value of $0.25 per share issued on December 1, 1999.

Technology licenses, patents and manufacturing rights are stated at cost. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30,	June 30,
	2007	2006
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	272,727	272,727
	2,177,727	2,177,727
Less accumulated amortization	(1,427,108)	(1,281,926)
	$750,619	$895,801

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

Amortization expense for the year ended June 30, 2007 and 2006 was $145,182 and $145,209 respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company’s estimated ability to sell two machines each year through the year ended June 30, 2007. The following is a summary of the costs of patents approved for the years ended June 30, 2007 and June 30, 2006:

		Accumulated
	Cost	Amortization	Net Amount

Balance, June 30, 2005	$272,727	$(130,487)	$142,240
2006 Activity	-	(18,181)	(18,181)
Balance, June 30, 2006	272,727	(148,668)	124,059
2007 Activity	-	(18,182)	(18,182)
Balance, June 30, 2007	$272,727	$(166,850)	$105,877

NOTE 5 – COMMON STOCK

Stock Based Compensation

During the year ended June 30, 2007, the Company issued 6,300,000 shares of stock as follows: 1,875,000 shares of common stock as payment for management salaries with a fair market value of $ 75,000; 471,000 shares of common stock in payment of rent with a fair market value of $ 16,500, 1,354,000 shares of common stock in payment of accounting with a fair market value of $ 26,112, 500,000 shares of common stock in payment of legal fees with a fair market value of $ 16,000, 750,000 shares of common stock in payment of advertising with a fair market value of $ 25,000, 1,350,000 shares of common stock in payment of consulting fees with a fair market value of $ 25,250,

During the year ended June 30, 2006, the Company issued 8,400,000 shares of stock as follows: 835,000 shares of common stock as payment for services with a fair market value of $31,134, 550,000 shares of common stock in payment of rent with a fair market value of $ 22,000, 740,000 shares of common stock as payment for expenses with a fair market value $ 22,410, 650,000 shares of common stock as payment for a loan with a fair market value of $ 22,400, and 5,625,000 shares of common stock as compensation with a fair market value of $ 225,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

NOTE 6 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

The Company’s board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

During the year ended June 30, 2005, the Company granted 11,740,000 options of which all were immediately exercised.

During the year ended June 30, 2006, the Company granted 8,016,000 options of which 5,925,000 have not been exercised.

During the year ended June 30, 2007, the Company granted 6,300,000 options of which all have been exercised.

The fair value of each unexercised option granted during the year ended June 30, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 71%, expected life of 1 to 5 years, and no expected dividends. The additional value assigned to these options granted during the year ended June 30, 2006 is $33,000.

There were no options granted as at June 30, 2007 that were not exercised.

The Company’s board of directors approved the First American Scientific Corp. 2004 and 2004A Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 20,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

There is no express termination date for the options, authorized by the Company’s plans, although the Company’s board may vote to terminate any existing plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

	Number of
	securities to be	Weighted-average		Number of securities
Equity compensation	issued upon	exercise price of		remaining available
plans not approved by	exercise of	outstanding		for future issuance
security holders	outstanding	options		under equity
	options			compensation plans
2003 Stock Option Plan	NIL	$0.05		-

2005 Stock Option Plan	NIL	$0.05		-

2006 Stock Option Plan	NIL	$0.04		1,718,507

Total	-			1,718,507

There is no 2007 option plan.

The following is a summary of stock option activity:

				Weighted
		Number of		Average
		Shares		Exercise Price

Options outstanding at July 1, 2003		3,309,000		$0.05
Granted		19,918,600		0.05
Exercised		(16,918,600)		0.05
Options outstanding and exercisable at		6,309,000		$0.05
June 30, 2004

Options outstanding at July 1, 2004		6,309,000		$0.05
Granted		11,740,000		0.04
Exercised		(11,740,000)		0.04
Options outstanding and exercisable at			$
June 30, 2005		6,309,000		0.05

Options outstanding at July 1, 2005		6,309,000		$0.04
Granted		8,016,000		0.04
Exercised		(8,400,000)		0.04

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

Options outstanding and exercisable at June 30,
2006	5,925,000	$0.04
Options outstanding at July 1, 2006	5,925,000	$0.04
Granted	375,000	0.025
Exercised	(6,300,000)	0.035
Options outstanding and exercisable at
June 30, 2007	NIL	$0.00

There is no 2007 option plan.

NOTE 7 – RELATED PARTIES

Periodically, loans and accrued wages are repaid, at the Company’s discretion, by the issuance of its common stock options.

At June 30, 2007, the Company owed its officers and directors $450,000 for accrued wages and approximately $263,990 for loans made to the Company.

At June 30, 2006, the Company owed its officers and director $225,000 for accrued wages and approximately $255,315 for loans made to the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company has no long term lease commitments. The Company rents its premises on a month to month tenancy of the facility.

NOTE 9 – JOINT VENTURES

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

In June 2005, FASC designed, manufactured and sold one large scale KDS machine to a biomass power plant in Malaysia. FASC earned a royalty of approximately $14,000 USD on the sale.

The joint venture with FASC Bhd. is also accounted for using the cost method. According to APB 18, the cost method is generally followed for investments in noncontrolled corporations. FASC received stock in FASC Bhd. for the use of FASC’s technology license. While FASC holds 50% of the outstanding shares and two other companies own the other 50%, FASC does not influence the operating or financial decisions of FASC Bhd. FASC does not exercise its voting rights. FASC Bhd. issued its stock to FASC because it did not have the cash to pay FASC for the use of the technology license. FASC does not exercise significant control over FASC Bhd. and does not actively manage FASC Bhd. because of the presence, involvement and longstanding participation of the other two owners of the joint venture.

Alternative Green Energy Systems Inc - (AGES)
In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement. Under the original joint venture agreement, FASC retained ownership of all existing KDS technology and all new AGES developed intellectual property which was to be licensed to AGES for use in its designated territories. The license agreement was conditional upon AGES achieving pre-defined sales results, the purchase of one test machine, and the payment of royalties before the end of AGES’s second year of business. In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.’s full investment had been received.

In February 2003, FASC deferred the payment terms of the joint venture agreement with AGES for one additional year, until February 21, 2004, then again in 2005. On June 30, 2007, the amount still remains unpaid. At June 30, 2007, the Company wrote off the balance as a bad debt.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2007

In June 2007, Hydro Quebec exercised its put option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts. Being unwilling to assume AGES debts which exceeded $ 1,200,000 Cdn, FASC’s shareholdings were purged, and a new group has now taken over 100 % control of AGES. The debt that was due to FASC by AGES has not been paid and FASC is in a position to cancel the license.

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.      CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

     The directors and officers of the Company are:

Name	Age	Position

John Brian Nichols	70	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	56	Treasurer, Chief Financial Officer and Chairman of the Board of
		Directors
David Gibson	65	Secretary and member of the Board of Directors

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

Calvin L. Kantonen, CGA - Chairman of the Board of Directors, Treasurer and Chief Financial Officer.

     Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer and Chief Financial Officer of the Company. From September 1999 to August 2002, Mr. Kantonen was the President, Secretary/Treasurer and sole member of the Board of Directors of VMH VideoMovieHouse.com Inc., a previous subsidiary of the Company. Prior to joining the Company in 1999, Mr. Kantonen spent five years as a commercial lender with one of Canada’s largest financial institutions. Mr. Kantonen, CGA has been a member in good standing of the Certified General Accountants of British Columbia since 1984, during which time he practiced in the field of public accounting for ten years providing taxation and business advice to small business.

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

     The Company’s President and Chief Executive Officer, Mr. Nichols, and Chief Financial Officer and Treasurer, Mr. Kantonen are employed full time. Mr. Nichols oversees marketing, research and development and plant operations. Mr. Kantonen oversees all financial reporting and legal and regulatory matters.

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

Summary Compensation Table

						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock Option		Plan	tion	Compen-
Principal		Salary Bonus Awards Awards Compensation					Earnings	sation	Total
Position	Year (US$) (US$) (US$)				(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Nichols	2007	180,000	0	0	0	0	0	0	0
President, CEO	2006	150,000	50,000	0	0	0	0	0	0
	2005	150,000	0	0	0	0	0	0	0

Cal Kantonen	2007	180,000	0	0	0	0	0	0	0
CFO, Treasurer	2006	150,000	50,000	0	0	0	0	0	0
	2005	150,000	0	0	0	0	0	0	0

David Gibson	2005	0	0	0	0	0	0	0	0
Secretary	2004	0	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0	0

[1]	All compensation received by the officers and directors has been disclosed.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2008, subject to the Company beginning able and generating sufficient funds to pay the same:

Cal Kantonen	Treasurer and CFO	$180,000
Brian Nichols	President and CEO	$180,000

			Director Compensation

					Nonqualified
	Fees			Non-Equity	Deferred
	Earned
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards Awards Compensation			Earnings	Compensation Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Nichols	2007	0	0	0	0	0	0

Cal Kantonen	2007	0	0	0	0	0	0

David Gibson	2007	0	0	0	0	0	0

     Our directors do not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors, other than three incentive stock option plans. Under each Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to the Company.

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

     The 2005 Plan registered 10,000,000 shares, 10,000,000 options have been granted and -0-shares remain in the Plan.

     The 2006 Plan registered 5,000,000 shares, 3,281,493 options have been granted and 1,718,507 shares remain in the Plan.

     Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2005 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2006

Individual Grants
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees in	or Base	Expiration
Name	(#)	Fiscal Yr	Price	Date
Brian Nichols [1]	1,875,000	50%	$0.04	Sept. 30, 2009
Cal Kantonen [1]	1,875,000	50%	$0.04	Sept. 30, 2009

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

Aggregated Option/SAR Exercises in Fiscal 2006
and Option/SAR Values at June 30, 2006

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	1,875,000	nil	nil	nil	nil	nil
Cal Kantonen	1,875,000	nil	nil	nil	nil	nil

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

Compensation of Directors

     We do not have any plans to pay our directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following schedule sets forth the common stock ownership of each person known by to be the beneficial owner of five percent or more of our common stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of common stock shown, and all ownership is of record and beneficial.

	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	7,936,500	President, Principal Executive	3.9%
		Officer and a Director

Cal Kantonen	9,805,600	Chairman of Board of Directors,	4.9%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.2%

All officers and directors as a group (3)	18,192,100		9.0%

Changes in Control

     To the knowledge of management, there are no present arrangements or pledges of securities of our company which may result in a change in control of our company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended June 30, 2007, $75,000 of related party wages were paid with stock Mr. Kantonen and Mr. Nichols each.

     At June 30, 2007, we owed our officers a total of $263,990 for loans and $225,000 for unpaid salaries.

     During the year ended June 30, 2007, we issued stock options from our stock option plan to acquire up to 3,750,000 shares of common stock to its officers and employees at exercise prices ranging from $0.04 which were equal to the fair market value of the stock on the date of grant. All of these options have been exercised.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

     The following Exhibits are incorporated herein by reference from the Registrant's Form 10-SB Registration Statement filed with the Securities and Exchange Commission, SEC file #000-27094, Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit	Document Description	Form		Date	Number	Filed
						herewith
3.1	Articles of Incorporation.	10	-SB	1995	3.1
3.2	Bylaws.	10	-SB	1995	3.2
3.3	Articles of Incorporation of First American Scientific (Canada)	10	-KSB	06-30-97	3.3
3.4	Amended Articles of Incorporation	10	-KSB	06-30-98	3.4
3.5	Amended Articles of Incorporation	S-8		06-27-00	3.5
4.1	Specimen Stock Certificate.	10	-SB	1995	4.1
10.1	1996 Nonqualified Stock Option Plan	S-8		06-26-96	10.1
10.1	1998 Nonqualified Stock Option Plan	S-8		09-08-98	10.1
10.1	2003 Nonqualified Stock Option Plan	S-8		07-17-03	10.1
10.1	Technology License Agreement - Malaysia	10	-KSB	09-28-06	10.1
10.2	Technology License Agreement - Japan	10	-KSB	09-28-06	10.2
10.1	Technology License Agreement - Korea	10	-KSB	09-28-06	10.3

10.1	Technology License Agreement - Alternative Green Energy	10	-KSB	09-28-06	10.4
	Systems, Inc.
10.11	1999 Nonqualified Stock Option Plan	S-8		09-13-99	10.11
10.14	2001 Nonqualified Stock Option Plan	S-8		06-27-00	10.1
10.16	2001A Nonqualified Stock Option Plan	S-8		06-30-00	10.16
14.1	Code of Ethics.	10	-KSB	06-30-03	14.1
281	Consultant and Employee Stock Compensation Plan	10	-SB		28.1
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e),					X
	promulgated under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e),					X
	promulgated under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
	Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
	Financial Office).
99.1	Representative Agreement Between Environmental Management	10	-KSB	06-30-03	99.1
	Systems Institute Inc. and the Company
99.2	Audit Committee Charter.	10	-KSB	06-30-03	99.2
99.3	Disclosure Committee Charter.	10	-KSB	06-30-03	99.3

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     Williams and Webster, P.S., Independent Registered Public Accounting Firm, are the Company’s independent auditors to examine the financial statements of the Company for the fiscal year ending June 30, 2007. Williams & Webster, P.S. has performed the following services and has been paid the following fees for these fiscal years.

Audit Fees

     Williams & Webster, P.S. was paid aggregate fees of approximately $30,000 for the fiscal year ended June 30, 2007 and approximately $29,000 for the fiscal year ended June 30, 2006 for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB during these fiscal years.

Audit-Related Fees

     Williams & Webster P.S. was not paid any additional fees for the fiscal year ended June 30, 2007 and June 30, 2006 for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

     Williams & Webster, P.S. was not paid any fees for the fiscal year 2006 or 2007.

All Other Fees

     Williams & Webster, P.S. was paid no other fees for professional services during the fiscal years ended June 30, 2007 and June 30, 2006.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of October, 2007.

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

Signatures	Title	Date

JOHN BRIAN NICHOLS	President, Principal Executive Officer and	October 14, 2007
John Brian Nichols	member of the Board of Directors

CALVIN KANTONEN	Treasurer, Principal Financial Officer and	October 14, 2007
Calvin L. Kantonen	Chairman of the Board of Directors

DAVID GIBSON	Secretary and member of the Board of Directors	October 14, 2007
David Gibson

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form		Date	Number	Filed
						herewith
3.1	Articles of Incorporation.	10	-SB	1995	3.1
3.2	Bylaws.	10	-SB	1995	3.2
3.3	Articles of Incorporation of First American Scientific (Canada)	10	-KSB	06-30-97	3.3
3.4	Amended Articles of Incorporation	10	-KSB	06-30-98	3.4
3.5	Amended Articles of Incorporation	S-8		06-27-00	3.5
4.1	Specimen Stock Certificate.	10	-SB	1995	4.1
10.1	1996 Nonqualified Stock Option Plan	S-8		06-26-96	10.1
10.1	1998 Nonqualified Stock Option Plan	S-8		09-08-98	10.1
10.1	2003 Nonqualified Stock Option Plan	S-8		07-17-03	10.1
10.1	Technology License Agreement - Malaysia	10	-KSB	09-28-06	10.1
10.2	Technology License Agreement - Japan	10	-KSB	09-28-06	10.2
10.1	Technology License Agreement - Korea	10	-KSB	09-28-06	10.3
10.1	Technology License Agreement - Alternative Green Energy	10	-KSB	09-28-06	10.4
	Systems, Inc.
10.11	1999 Nonqualified Stock Option Plan	S-8		09-13-99	10.11
10.14	2001 Nonqualified Stock Option Plan	S-8		06-27-00	10.1
10.16	2001A Nonqualified Stock Option Plan	S-8		06-30-00	10.16
14.1	Code of Ethics.	10	-KSB	06-30-03	14.1
281	Consultant and Employee Stock Compensation Plan	10	-SB		28.1
31.1	Certification of Principal Executive Officer pursuant to 15d-15(e),					X
	promulgated under the Securities and Exchange Act of 1934, as
	amended.
31.2	Certification of Principal Financial Officer pursuant to 15d-15(e),					X
	promulgated under the Securities and Exchange Act of 1934, as
	amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
	Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted					X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
	Financial Office).

99.1	Representative Agreement Between Environmental Management	10-KSB	06-30-03	99.1
	Systems Institute Inc. and the Company
99.2	Audit Committee Charter.	10-KSB	06-30-03	99.2
99.3	Disclosure Committee Charter.	10-KSB	06-30-03	99.3