Form 10QSB
period 2007-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2007-11-19
CIK 1002822

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

As of November 16, 2007, we have a total amount of shares issued and outstanding of: 194,293,955

===========================================================================================================================

PART I.

ITEM 1.      FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Financial Statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2007	2007
ASSETS	(Unaudited)	(Unaudited)

CURRENT ASSETS
Cash	$3,277	$58,321
Accounts receivable, net of allowance	1,144	19,053
Sales tax refunds	17,470	24,222
Prepaid expenses	224	399
Inventory	249,641	176,225
TOTAL CURRENT ASSETS	271,756	278,220

PROPERTY AND EQUIPMENT
Property and equipment	148,271	148,271
Less: accumulated depreciation	(93,787)	(88,948)
TOTAL PROPERTY AND EQUIPMENT	54,484	59,323

OTHER ASSETS
Technology rights, net of amortization	612,992	644,742
Patents and manufacturing rights, net of amortization	101,331	105,877
Investments in joint ventures	263,158	263,158
Deposits	-	-
TOTAL OTHER ASSETS	977,481	1,013,777

TOTAL ASSETS	$1,303,721	$1,351,320

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$210,368	$348,128
Deposits on future sales	376,635	137,500
TOTAL CURRENT LIABILITIES	587,003	485,628

LONG-TERM LIABILITIES
Notes and wages payable to related parties	778,887	713,990
TOTAL LONG-TERM LIABILITIES	778,887	713,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 196,143,955
shares issued and outstanding	196,144	196,144
Stock options	287,291	287,291
Additional paid-in capital	12,902,005	12,902,005
Accumulated deficit	(13,404,896)	(13,217,713)
Accumulated other comprehensive (gain) loss	(42,713)	(16,026)
TOTAL STOCKHOLDERS' EQUITY	(62,169)	151,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,303,721	$1,351,320

See accompanying condensed notes to consolidated interim financial statements.
F-1

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three months ended
		September 30,
		2007		2006
		(Unaudited)		(Unaudited)

REVENUES
Revenues from equipment and machine sales		$-		$130,915
Total Revenue		-		130,915

COST OF SALES		-		98,030

GROSS PROFIT		-		32,885

OPERATING EXPENSES
Advertising		-		69
Amortization and depreciation		41,135		42,562
Consulting		24,194		-
Marketing		-		7,137
Professional services		8,077		40,410
Salaries and wages		85,239		121,619
Commissions		-		32,420
Research and development		4,290		9,382
General and administration		21,814		50,774
Rent		7,356		7,289
Total Operating Expenses		192,105		311,662

LOSS FROM OPERATIONS		(192,105)		(278,777)

OTHER INCOME (EXPENSE)
Interest Income		5		-
Expenses recovered		4,918		9,120
Total Other Income (Expense)		4,923		9,120

LOSS BEFORE INCOME TAXES		(187,182)		(269,657)

INCOME TAXES		-		-

NET LOSS		(187,182)		(269,657)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		(26,687)		(7,039)

COMPREHENSIVE NET LOSS		$(213,869)		$(276,696)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		196,143,955		190,143,955

See accompanying condensed notes to consolidated interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(187,183)	$(276,693)
Depreciation and amortization	41,135	42,177
Stock issued for rent	-	10,500
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	17,909	317,830
Decrease (increase) in taxes and tax credits	6,752	6,066
Decrease (increase) in inventory	(73,416)	70,262
Decrease (increase) in deposits and prepaid expenses	239,310	(17,730)
Increase (decrease) in accounts payable & accrued expenses	137,760	(171,043)
Increase (decrease) in payable to related parties	66,417	63,938
Net cash provided (used) by operating activities	(26,836)	45,307

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	3,979	(28,525)
Payment of related party, loans	(5,498)	-
Net cash used by financing activities	(1,519)	(28,525)

NET INCREASE (DECREASE) IN CASH	(28,355)	16,782

Other comprehensive gain (loss) - foreign currency translation	(26,687)	-

CASH - Beginning of period	58,320	4,435

CASH - End of period	$3,277	$21,217

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for rservices and current debt	$-	$300
Stock issued for rent and expenses	$-	$300

See accompanying condensed notes to consolidated interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to consolidated Interim Financial Statements
September 30, 2007

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to consolidated Interim Financial Statements
September 30, 2007

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,404,896 through September 30, 2007 and has limited cash resources. The Company recorded no revenue during the period ended September 30, and generated a net loss for the quarter of $187,183. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are delivered. During the three months ended September 30, 2007, the Company recorded no revenue, but received has received deposits on orders for three machines which it is now fabricating.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to consolidated Interim Financial Statements
September 30, 2007

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

NOTE 3 – COMMON STOCK

During the three months ended September 30, 2007 the Company did not issued any common stock.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

During the quarter ended September 30, 2007, the Company committed to granting to each of its two principal officers, an option to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.015 per share, the exercise of which will satisfy the unpaid salaries accrued through June 30, 2007.

NOTE 5 – RELATED PARTIES

At September 30, 2007, the Company owed its senior executives and its directors a total of $778,885 for unpaid accrued salary and for loans made to the Company.

During the quarter ended September 30, 2007, the Company committed to granting to each of its two principal officers, an option to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.015 per share, the exercise of which will satisfy the unpaid salaries accrued through June 30, 2007.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to consolidated Interim Financial Statements
September 30, 2007

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

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $ 700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call by AGES and its shareholdings in AGES were diluted 12%. As of September 30, 2007, AGES is still in default of its annual royalty payments due to the Company in the amount of $ 25,000.

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

On April 18, 2006 the company announced the signing of an agreement in principle to form a joint venture to be named First American Scientific Brazil Ltda. with South American Bio-Energy Corp Ltda of Uruguay and Bruno Industrial Ltda of Brazil for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. This agreement did not proceed, however a machine was sold and delivered to Brazil last quarter.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to consolidated Interim Financial Statements
September 30, 2007

In June 2007, the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine is now being fabricated for expected delivery in November 2007.

Last year, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance.

We have now commenced fabrication of a Phase Two testing facility in Abbotsford where we will build and test a commercial scale model to be perfected and offered for sale to Price George.

Last year, The Company signed a distribution agreement with Energy Cabin to represent there products in North America. One system was sold to Nakusp Energy Corp and is now under construction. The project was delayed due to local permitting issues, but should be completed next quarter. FASC continues to oversee this project, but after a change of direction and management at Energy Cabin in Austria, the FASC is no longer listed as an Energy Cabin distributor, but may initiate future projects on a case by case basis.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATIONS

Liquidity and Capital Resources

     We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan, Mexico, Brazil and the UK.

     On September 30, 2007 we had current assets of $271,756 and current liabilities of $210,368 (net of customer deposits) compared to the previous year on September 30, 2006 when we had $260,596 in current assets and $159,842 in current liabilities. The company has no long term debt other than amounts due to its directors, however the negative working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting Issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2007. The Company exceeded this target in fiscal year 2007, and has orders to sell three machines so far in fiscal 2008. Sales are booked only when the equipment is delivered.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

     As of September 30, 2007 there were 196,143,955 shares issued and outstanding.

Results of Operations – Year ending June 03, 2007

     Revenue booked for the quarter ending September 30, 2007 was nil compared to $ 130,915 for the same quarter last year. Last quarter , we received orders for two machines which are now being fabricated. A third machine is being held in inventory pending receipt of final payment by the customer. These sales will be booked when delivered as per our revenue recognition policy. We have received deposits on all three of these sales.

     Net losses for the quarter ending September 30, 2007 were $213,869 compared to a loss of $276,696 for the same quarter last year or less than $0.01 per share in each period. The Company’s audit have issued a going concern caution meaning we will need to increase sales or raise outside capital in under to continue operating at current levels.

Options

     During the quarter ended September 30, 2007, we committed to granting to each of our two principal officers, an option to purchase 15,000,000 shares of our common stock at an exercise price of $0.015 per share, the exercise of which will satisfy the unpaid salaries accrued through June 30, 2007. We currently do not have authorized capital to issue 30,000,000 shares.

     The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements. With the current orders in process, we should be able to book 3 sales in the next quarter.

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

     While he Japanese are diligently working with the equipment documenting every component of the system, they have yet to aggressively enter the marketing phase and have not sold any equipment to date. Nonetheless, we are encouraged by there work, and believe this will be very valuable to us over the long term. They are also working with our patent attorneys to finalize the examination process.

Korea - JNK Heaters Co. Ltd License Agreement

     On December 14, 2005, the Company signed an exclusive license agreement for the marketing of the KDS System in Korea with JNK Heaters Co. Ltd. of Seoul, Korea. As part of the agreement JNK has paid an up front licensing fee and has purchased and installed a fully operational KDS at its facility in Seoul. JNK may also earn the right to manufacture machines in Korea after meeting certain contractual conditions. Under the agreement, FASC will receive a royalty for each machine sold in Korea. There have been two sales in Korea to date, one for processing limestone and a second KDS was installed at a Waste Water Treatment Plant near Seoul, South Korea, but removed and resold to a limestone quarry.

     Unfortunately, internal disputes amongst the Korean partners have hampered there progress, and they may fail to meet the minimum Year 2 sales targets as set out in the licensing agreement. We are currently re-evaluating the situation in Korea.

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

     This is a very solid, well financed operation in which we hold a 50 % interest. The Malaysians are currently raising money privately to build a $ 1.3 million plant to process fibre which will be sold to China.

Brazil – Proposed Joint Venture & License Agreement

     On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. These negotiations will not be finalized until the test machine sent to Brazil is fully operational and evaluated. The machine was delivered in June 2007, but is not set up yet. Target date for commissioning is Oct 2007. We believe this project will produce excellent results processing bagasse and other agricultural waste.

Mexico

     In June 2007, the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine is now being fabricated for expected delivery in November 2007.

Energy Cabin

     Last year, The Company signed a distribution agreement with Energy Cabin to represent there products in North America. One system was sold to Nakusp Energy Corp and is now under construction. The project was delayed due to local permitting issues, but should be completed next quarter. FASC continues to oversee this project, but after a change of direction and management at Energy Cabin in Austria, the FASC is no longer listed as an Energy Cabin distributor, but may initiate future projects on a case by case basis.

Canada - Alternative Green Energy Systems Inc – Joint Venture

     In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. Subsequently, with the assistance of funds from Hydro Quebec and the Canadian government, a large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site Nova Scotia, Canada on a trial basis. AGES made many changes to the FASC design, but to date, no major improvement in production was achieved.

     Having seen only marginal results, Hydro Quebec pulled out, and a new group has now taken over control of AGES. However, the license is still in default and FASC is considering other options.

Canada - City of Prince George, BC

     Last year, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance.

     We have now commenced fabrication of a Phase Two testing facility in Abbotsford where we will build and test a commercial scale model to be perfected and offered for sale to Price George.

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

Recent Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities –Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

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

PART II.

ITEM 6.      EXHIBITS

Exhibit No.	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2007.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY:  JOHN BRIAN NICHOLS
        John Brian Nichols, President, Principal Executive
        Officer and a member of the Board of Directors

BY:   CALVIN L. KANTONEN
         Calvin L. Kantonen, Principal Financial Officer,
         Treasurer, and Chairman of the Board Of Directors

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002 (Chief Financial Officer)