Form 10-Q
period 2007-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2008-02-19
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

100 Park Royal South
Suite 811
Vancouver, British Columbia
Canada V7T 1A2
(Address of principal executive offices, including zip code.)

(604) 913-9035
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.  YES [X]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: as of February 1, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2007	2007
ASSETS	(Unaudited)

CURRENT ASSETS
Cash	$154,710	$58,321
Accounts receivable, net of allowance	53,026	19,053
Sales tax refunds	23,114	24,222
Prepaid expenses	762	399
Inventory	130,899	175,826
TOTAL CURRENT ASSETS	362,511	277,821

PROPERTY AND EQUIPMENT
Property and equipment	240,192	148,271
Less: accumulated depreciation	(103,397)	(88,948)
TOTAL PROPERTY AND EQUIPMENT	136,795	59,323

OTHER ASSETS
Technology rights, net of amortization	581,242	644,742
Patents and manufacturing rights, net of amortization	96,786	105,877
Investments in joint ventures	263,158	263,158
TOTAL OTHER ASSETS	941,186	1,013,777

TOTAL ASSETS	$1,440,492	$1,350,921

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$331,236	$348,128
Deposits on future sales	531,246	137,500
TOTAL CURRENT LIABILITIES	862,482	485,628

LONG-TERM LIABILITIES
Notes and wages payable to related parties	723,846	713,990
TOTAL LONG-TERM LIABILITIES	723,846	713,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 196,893,955 and
181,443,955 shares issued and outstanding, respectively	196,894	196,144
Stock options	287,291	287,291
Additional paid-in capital	12,914,755	12,902,005
Accumulated deficit	(13,496,175)	(13,217,713)
Accumulated other comprehensive (gain) loss	(48,601)	(16,425)

TOTAL STOCKHOLDERS' EQUITY	(145,836)	151,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,440,492	$1,350,921

See accompanying condensed notes to consolidated interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three Months ended				Six Months ended
		December 31,				December 31,
		2007		2006		2007		2006
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

REVENUES
Revenues from equipment and machine sales		$431,890		$62,739		$431,890		$193,654
Royalty & licensing fee		-		56,000		-		56,000
Total Revenue		431,890		118,739		431,890		249,654

COST OF SALES		265,563		997		265,563		99,027

GROSS PROFIT		166,327		117,742		166,327		150,627

OPERATING EXPENSES
Advertising		-		25,549		-		25,617
Amortization and depreciation		41,152		42,460		87,040		85,022
Consulting		6,474		-		30,669		-
Marketing		13,838		2,845		13,838		9,982
Professional services		54,139		32,700		62,216		73,109
Salaries and wages		86,456		122,225		171,695		243,845
Commissions		22,533		10,645		22,533		43,065
Research and development		157		2,075		4,448		11,457
General and administration		31,857		65,583		53,672		116,355
Rent		7,384		7,289		14,740		14,579
Total Operating Expenses		263,990		311,371		460,851		623,030

LOSS FROM OPERATIONS		(97,663)		(193,629)		(294,524)		(472,403)

OTHER INCOME (EXPENSE)
Expenses recovered		6,382		4,764		11,306		13,884
Total Other Income (Expense)		6,382		4,764		11,306		13,884

LOSS BEFORE INCOME TAXES		(91,281)		(188,865)		(283,218)		(458,519)

INCOME TAXES		-		-		-		-

NET LOSS		(91,281)		(188,865)		(283,218)		(458,519)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		(732)		6,280		(27,419)		(757)

COMPREHENSIVE NET LOSS		$(92,013)		$(182,585)		$(310,637)		$(459,276)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,		196,393,955		193,285,622		196,268,955		191,714,788
BASIC AND DILUTED

See accompanying condensed notes to consolidated interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months ended
	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(283,218)	$(458,519)
Depreciation and amortization	87,040	85,022
Bad debt expense		900
Stock and options issued for services and compensation	-	75,000
Stock issued for advertising and marketing	13,500	25,500
Stock issued for services and consulting	-	31,913
Stock issued for rent	-	10,500
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accounts receivable	(33,973)	260,435
Decrease in Sales tax refunds	1,108	3,386
Increase in deposits paid out	(363)
Decrease in inventory	44,927	(14,538)
Decrease in accounts payable & accrued expenses	(16,892)	(79,869)
Increase in deposits	393,745	(3,667)
Increase (decrease) in payable to related parties		68,399
Net cash provided (used) by operating activities	205,874	4,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(91,921)
Net cash used in investing activities	(91,921)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	9,856	(5,804)
Net cash used by financing activities	9,856	(5,804)

NET INCREASE (DECREASE) IN CASH	123,809	(1,342)

Other comprehensive gain (loss) - foreign currency translation	(27,419)	(815)

CASH - Beginning of period	58,320	4,435

CASH - End of period	$154,710	$2,278

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying condensed notes to consolidated interim financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2007

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 20075. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six month period ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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
December 31, 2007

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,496,175 through December 31, 2007 and has limited cash resources. The Company had realized a net loss for the quarter ended December 31, 2007 of $91,281. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

Management intends to seek capital from new equity securities offerings which will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, the products are delivered and collectibility is reasonably assured. During the three months ended December 31, 2007, the Company recorded revenue of $431,890 and has received deposits of $531,246 on orders for three machines which are now being fabricated

KDS machine costs include applicable direct material and contracted labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2007 presentation.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2007

Recent Accounting Pronouncements

SFAS 160 Disclosures:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

SFAS No. 141(R) Disclosures:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

NOTE 3 – COMMON STOCK

During the three months ended December 31, 2007, the Company issued 750,000 shares of common stock in lieu of payment for marketing expenses. The shares issued were subject to Rule 144 and carry a one year hold restriction. Total value of services rendered is $13,500.

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
December 31, 2007

During the quarter ended September 30, 2007, the Company committed to granting to each of its two principal officers, an option to purchase 15,000,000 shares of the Company's common stock at an exercise price of $0.015 per share, the exercise of which will satisfy the unpaid salaries accrued through June 30, 2007.

No options were granted during the three months ended December 31, 2007.

NOTE 5 – RELATED PARTIES

At December 31, 2007, the Company owed its senior executives and its directors a total of $723,846 for unpaid accrued salary and for loans made to the Company.

NOTE 6 – CONTRACTS

In June 2007, the Company signed an exclusive marketing agreement with a Mexican Company. A condition of this agreement was that they purchase a demonstration KDS Micronex System machine. The machine was delivered in this quarter and will be operational next quarter.

In the year ended June 30, 2007, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance. These modifications are being made and will be incorporated into a new process designed by the Company’s engineers in Abbotsford.

In the year ended June 30, 2007, the Company signed a distribution agreement with Energy Cabin to represent their products in North America. One system was sold to Nakusp Energy Corp and is now under construction. The project was delayed due to local permitting issues, but should be completed next quarter. FASC continues to oversee this project, but after a change of direction and management at Energy Cabin in Austria, the FASC is no longer listed as an Energy Cabin distributor, but may initiate future projects on a case by case basis. The Nakusp project is expected to be complete by the end of next quarter.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

December 31, 2007

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

     On December 31, 2007 we had current assets of $362,511 and current liabilities of $862,482 compared to the previous year on December 31, 2006 when we had $327,739 in current assets and $206,283 in current liabilities. The company has no long term debt other than amounts due to its directors, however the negative working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2007. The Company exceeded this target in fiscal year 2007, has sold 2 machines so far in fiscal 2008 and has orders to sell three machines in progress Sales are booked only when the equipment is delivered.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

     As of December 31, 2007 there were 196,893,955 shares issued and outstanding.

Results of Operations – Period ending December 31, 2007

     Revenue booked for the quarter ending December 31, 2007 was $431,890 compared to $118,739 for the same quarter last year. Last quarter, we received orders for two machines which are now being fabricated. A third machine is being held in inventory pending receipt of final payment by the customer. These sales will be booked when delivered as per our revenue recognition policy. We have received deposits of $531,246 on all three of these sales.

     Net losses for the quarter ending December 31, 2007 were $91,281 compared to a loss of $188,866 for the same quarter last year or less than $0.01 per share in each period. The Company’s audit have issued a going concern caution meaning we will need to increase sales or raise outside capital in under to continue operating at current levels.

     The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements. With the current orders in process, we should be able to book two sales in the next quarter.

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

     While the Japanese are diligently working with the equipment documenting every component of the system, they have yet to aggressively enter the marketing phase and have not sold any equipment to date. Nonetheless, we are encouraged by their work, and believe this will be very valuable to us over the long term. They are also working with our patent attorneys to finalize the examination process. There is no new progress to report this quarter.

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

     Unfortunately, internal disputes amongst the Korean partners have hampered their progress, and they may fail to meet the minimum Year 2 sales targets as set out in the licensing agreement. A new license agreement on substantially different terms is being negotiated with a new party.

Malaysia - FASCM Joint Venture & License Agreement

     On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming. Two additional machines have now been sold, the first of which is scheduled for delivery next quarter.

     This is a very solid, well financed operation in which we hold a 50 % interest. The Malaysians are currently raising money privately to build a $1.3 million plant to process fiber which will be sold to China.

Brazil – Proposed Joint Venture & License Agreement

     On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. These negotiations will not be finalized until the test machine sent to Brazil is fully operational and evaluated. The machine was delivered in June 2007, but is not operational yet. Target date for commissioning has been delayed until March 2008. We believe this project will produce excellent results processing bagasse and other agricultural waste.

Mexico

     In June 2007, the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine was delivered in this quarter and will be operational next quarter.

Energy Cabin

     In fiscal year 2007, the Company signed a distribution agreement with Energy Cabin to represent their products in North America. One system was sold to Nakusp Energy Corp and is now under construction. The project was delayed due to local permitting issues, but should be completed next quarter. FASC continues to oversee this project, but after a change of direction and management at Energy Cabin in Austria, the FASC is no longer listed as an Energy Cabin distributor, but may initiate future projects on a case by case basis.

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

Canada - City of Prince George, BC

     In fiscal year 2007, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance.

     We have now commenced fabrication of a Phase Two testing facility in Abbotsford where we will build and test a commercial scale model to be perfected and offered for sale to Price George. These modifications are made and will be incorporated into a new process designed by the Company’s engineers in Abbotsford.

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

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon three recent sales for next quarter, we anticipate revenue between $1,000,000 to $2,000,000 for the fiscal year.

Recent Accounting Pronouncements

SFAS 160 Disclosures:

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51,” or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

SFAS No. 141(R) Disclosures:

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

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

ITEM 4.     CONTROLS AND PROCEDURES.

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

PART II. OTHER INFORMATION

ITEM 6.     EXHIBITS.

     The following documents are included herein:

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2008.

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