Form 10-Q
period 2008-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2008-05-19
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  198,643,955 as of May 19, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$30,149	$58,321
Accounts receivable, net of allowance	84,294	19,053
Sales tax refunds	23,210	24,222
Prepaid expenses	1,084	399
Inventory	0	175,826
TOTAL CURRENT ASSETS	138,738	277,821
PROPERTY AND EQUIPMENT
Property and equipment	240,191	148,271
Less: accumulated depreciation	(113,006)	(88,948)
TOTAL PROPERTY AND EQUIPMENT	127,185	59,323
OTHER ASSETS
Technology rights, net of amortization	549,492	644,742
Patents and manufacturing rights, net of amortization	92,240	105,877
Investments in joint ventures	263,158	263,158
TOTAL OTHER ASSETS	904,891	1,013,777

TOTAL ASSETS	$1,170,813	$1,350,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$201,994	$485,628
Deposits on future sales	372,052
TOTAL CURRENT LIABILITIES	574,046	485,628
LONG-TERM LIABILITIES
Notes and wages payable to related parties	748,141	713,990
TOTAL LONG-TERM LIABILITIES	748,141	713,990
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 198,643,955 and
181,443,955 shares issued and outstanding, respectively	198,644	196,144
Stock options	287,291	287,291
Additional paid-in capital	12,944,838	12,902,005
Accumulated deficit	(13,554,603)	(13,217,713)
Accumulated other comprehensive (gain) loss	(27,543)	(16,425)
TOTAL STOCKHOLDERS' EQUITY	(151,374)	151,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,170,813	$1,350,921

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three Months ended				Nine Months ended
		March 31,				March 31,
		2008		2007		2008		2007
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
REVENUES
Revenues from equipment and machine sales		$334,133		$-		$766,023		$193,654
Royalty & Licensing fee		-		-		-		56,000
Total Revenue		334,133		-		766,023		249,654
COST OF SALES		160,021		-		425,584		99,027
GROSS PROFIT		174,112		-		340,439		150,627
OPERATING EXPENSES
Advertising		28,806		-		28,806		25,617
Amortization and depreciation		45,905		41,709		132,944		125,836
Consulting		1,242		17,094		31,910		17,094
Marketing		83		1,049		13,921		11,031
Professional services		31,591		15,522		93,807		88,632
Salaries and Wages		88,376		108,157		260,071		352,002
Commissions		912		-		23,445		43,065
Research and development		180		4,384		4,628		15,841
General and administration		30,895		44,238		84,566		160,590
Bad debt expense		-		-		-		900
Rent		7,541		7,289		22,281		21,868
Total Operating Expenses		235,531		239,443		696,379		862,475

LOSS FROM OPERATIONS		(61,419)		(239,443)		(355,940)		(711,848)
OTHER INCOME (EXPENSE)
Expenses recovered		7,743		13,372		19,049		27,256
Total Other Income (Expense)		7,743		13,372		19,049		27,256

LOSS BEFORE INCOME TAXES		(53,676)		(226,071)		(336,891)		(684,592)
INCOME TAXES		-		-		-		-

NET LOSS		(53,676)		(226,071)		(336,891)		(684,592)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income				-				(959)

COMPREHENSIVE NET LOSS		$(53,676	) $	(226,071	) $	(336,891)		$(685,551)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		197,768,955		193,793,955		197,393,955		192,407,844

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(336,891)	$(684,592)
Depreciation and amortization	132,944	125,836
Bad debt expense	-	900
Stock and options issued for services and compensation	-	75,000
Stock issued for advertising	13,500	25,500
Stock issued for services and consulting	13,500	31,914
Stock issued for rent	18,333	10,500

Adjustments to reconcile net loss to net cash used by operations:
Increase in Accounts receivable	(65,242)	333,233
Decrease in Sales tax refunds	1,011	(5,245)
Decrease in inventory	175,827	(108,231)
Decrease in deposits and prepaid expenses	115,103	(3)

Decrease in Accounts payable and accrued expenses	(27,370)	13,763
Increase in indebtedness to bank		267
Increase in payable to related parties		136,598
Net cash provided (used) by operating activities	40,715	(44,560)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(91,919)
Net cash used in investing activities	(91,919)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from borrowing, related parties	34,151	41,984
Net cash used by financing activities	34,151	41,984

NET INCREASE (DECREASE) IN CASH	(17,053)	(2,576)

Other comprehensive gain (loss) - foreign currency translation	(11,118)	(1,859)

CASH - Beginning of period	58,320	4,435

CASH - End of period	$30,149	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
March 31, 2008
							Accumulated
			Additional				Other		Total
	Common Stock		Paid-in	Stock	Accumulated		Comprehensive		Stockholders'
	Shares	Amount	Capital	Options	Deficit		Income (Loss)		Equity
Balance, June 30, 2005	181,443,955	$181,444	$12,412,161	$254,291	$(11,506,829	) $	(8,843	) $	1,332,224

Common stock issued for legal services at $0.034 per share	150,000	150	4,184		-		-		4,334
Common stock issued for Travel expenses at $0.024 per share	275,000	275	6,325		-		-		6,600
Common stock issued for Travel expenses at $0.034 per share	465,000	465	15,345		-		-		15,810
Common stock issued and options exercised as compensation
@ $0.04 per share	1,875,000	1,875	73,125		-		-		75,000
Foreign currency translation loss	-	-	-		-		1,053		1,053
Net Income for the period ended September 30, 2005	-	-	-		(117,069)		-		(117,069)
Balance, September 30, 2005 (unaudited)	184,208,955	$184,209	$12,511,140	$254,291	$(11,623,898	) $	(7,790	) $	1,317,952

Common stock issued for Professional Fees @ $0.034 per share	250,000	250	8,250						8,500
Common stock issued for repayment of loan @ $0.034 per share	650,000	650	21,450						22,100
Common stock issued and options exercised as compensation
@ $0.04 per share	3,750,000	3,750	146,250						150,000
Common stock issued for rent expense & prepaid rent @ $0.04	550,000	550	21,450						22,000
Foreign currency translation loss	-	-	-		-		(13,207)		(13,207)
Net Income for the period ended December 31, 2005	-	-	-		(143,036)		-		(143,036)
Balance, December 31, 2005 (unaudited)	184,408,955	$189,409	$12,708,540	$254,291	$(11,766,934	) $	(20,997	) $	1,364,309

Common stock issued for Professional Fees @ $0.034 per share	300,000	300	9,900						10,200
Foreign currency translation loss							(3,155)		(3,155)
Net Income for the period ended March 31, 2006					(105,682)				(105,682)
Balance, March 31, 2006 (unaudited)	189,708,955	$189,709	$12,718,440	$254,291	$(11,872,616	) $	(24,152	) $	1,265,672

Common stock issued for Professional Fees @ $0.06 per share	135,000	135	7,965						8,100
Record stock option expense				33,000					33,000
Foreign currency translation loss							471		471
Net Income for the period ended June 30, 2006					(258,129)				(258,129)
Balance, June 30, 2006 (unaudited)	189,843,955	$189,844	$12,726,405	$287,291	$(12,130,745	) $	(23,681	) $	1,049,114

Common stock issued for Accounting: 1,000,000 shares @ $0.13737	1,354,000	1,354	24,758						26,112
354,000 shares @ $0.035
Common stock issued for Advertising: 750,000 shares @ $0.034	750,000	750	24,750						25,500
Common stock issued for Consulting: 850,000 shares @ $0.015	1,350,000	1,350	23,900						25,250
500,000 shares @ $0.025
Common stock issued for Legal Fees: 500,000 shares @ $0.032	500,000	500	13,038						13,538
Common stock issued for Rent: 471,000 shares @ $0.035	471,000	471	16,029						16,500
Common stock issued for Salaries: 1,875,000 shares @ $0.004	1,875,000	1,875	73,125						75,000
Foreign currency translation gain							7,255		7,255
Net Income for the period ended June 30, 2007					(1,086,968)				(1,086,968)
Balance, June 30, 2007 (unaudited)	196,143,955	196,144	$12,902,005	$287,291	$(13,217,713	) $	(16,426	) $	151,301

Common stock issued for Marketing 750,000 shares @ $0.0180	750,000	750	12,750						13,500
Common stock issued for Website Development
750,000 shares @ $0.0180	750,000	750	12,750						13,500
Common stock issued for Rent: 1,000,000 shares @ $0.180	1,000,000	1,000	17,333						18,333
Foreign currency translation gain							(11,117)		(11,117)
Net Income for the period ended March 31, 2008					(336,891)				(336,891)
Balance, March 31, 2008 (unaudited)	198,643,955	198,644	12,944,838	287,291	(13,554,604)		(27,543)		(151,374)

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Note to Consolidated Financial Statements
March 31, 2008

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

Operating results for the nine month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008.

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

FIRST AMERICAN SCIENTIFIC CORP.
Note to Consolidated Financial Statements
March 31, 2008

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,554,603 through March 31, 2008 and has limited cash resources. The Company had one equipment sale during the quarter ended March 31, 2008 and generated a net loss for the quarter of $53,676. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

Management plans include seeking new capital from new equity securities offerings which may, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped. During the three months ended March 31, 2008, the Company recorded revenue of $334,133 and has received deposits on orders for two machines.

KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation.

Recent Accounting Pronouncements

SFAS 160 Disclosures:
In December 2007, the FASB issued SFAS No. 160 ,Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial position, results of operations and cash flows.

FIRST AMERICAN SCIENTIFIC CORP.
Note to Consolidated Financial Statements
March 31, 2008

SFAS No. 141(R) Disclosures:
In December 2007, the FASB issued SFAS No. 141 (Revised 2007),Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2008, the Company issued 2,500,000 shares of common stock in lieu of payment for accounting services and rent; website development and advertising expenses. The shares issued were subject to Rule 144 and carry a one year hold restriction. Total value of services rendered is $45,333.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2005 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.05 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

During the three months ended September 30, 2007, the Company granted 15,000,000 options to each of its two Principal Officers at fair market value of $0.015 to cover unpaid salaries to the end of June 2007. These options have not yet been exercised.

No options were granted during the three months ended March 31, 2008.

NOTE 5 – RELATED PARTIES

At March 31, 2008, the Company owed its senior executives and its directors a total of $748,141 for unpaid accrued salary and for loans made to the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Note to Consolidated Financial Statements
March 31, 2008

NOTE 6 – CONTRACTS

In June 2007, the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine was delivered in December 2007 and is now operational.

In fiscal year 2007, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance. These modifications are now completed and are being commissioned and evaluated at our test site in Abbotsford, BC

In fiscal 2007, the Company signed a distribution agreement with Energy Cabin to represent there products in North America. One system was sold to Nakusp Energy Corp and is now under construction. The project was delayed due to local permitting issues, but should be completed next quarter. FASC continues to oversee this project, but after a change of direction and management at Energy Cabin in Austria, the FASC is no longer listed as an Energy Cabin distributor, but may initiate future projects on a case by case basis.The Nakusp project is nearing completion and expected to be operational by the end of next quarter.

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

     On March 31, 2008 we had current assets of $ 138,738 and current liabilities of $574,046 compared to the previous year on March 31, 2007 when we had $ 350,955 in current assets and $300,182 in current liabilities. The company has no long term debt other than amounts due to its directors, however the negative working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2007. The Company exceeded this target in fiscal year 2007, and has sold 3 machines so far in fiscal 2008. In addition, we have sales for two machines pending. Sales are included in revenue only when the equipment has been shipped.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

As of March 31, 2008 there were 198, 643,955 shares issued and outstanding.

Results of Operations – Quarter ending March 31, 2008

     Revenue booked for the quarter ending March 31, 2008 was $334,133 compared to nil for the same quarter last year. This quarter, we have received deposits for two machines for future delivery. These sales will be booked when shipped as per our revenue recognition policy. As of March 31, 2008 we have no inventory. Before the existing orders are filled we will need to construct the machines. We have an agreement with our fabricator to construct these machines and defer payments until the shipping date when the balance of funds is due from the customer. The balance of funds due will be sufficient to meet the fabrication costs. If additional funding is needed to continue operations or meet fabrication costs, the Company will seek out additional financing.

     In addition, if needed, we have made preliminary arrangements with our bank to provide future funding secured by letters of credit issued by the customers’ bank.

     Net losses for the quarter ending March 31, 2008 were $ 53,676 compared to a loss of $226,071 for the same quarter last year or less than $0.01 per share in each period. In the short term, these losses have been funded by the Company’s directors, however, the Company’s auditors have issued a going concern caution meaning we will need to increase sales or raise outside capital in under to continue operating at current levels.

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

     We met with representatives of JP Steel this February in Malaysia who advised us they are working diligently on this project and expect positive results to follow shortly

Korea - JNK Heaters Co. Ltd License Agreement

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

     Unfortunately, internal disputes amongst the Korean partners have hampered there progress, and they have failed to meet the minimum Year 2 sales targets as set out in the licensing agreement and that license gas expired. A new license agreement on substantially different terms is being negotiated with a new party.

Malaysia - FASCM Joint Venture & License Agreement

     On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. There was one sale in Malaysia to date, but the equipment was recovered when payment was not forthcoming. Two additional machines have now been sold, the first of which is scheduled for commissioning in May 2008.

Brazil – Proposed Joint Venture & License Agreement

     On April 18, 2006 the company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. These negotiations will not be finalized until the test machine sent to Brazil is fully operational and evaluated. The machine was delivered last year and is now operational. Our technicians are scheduled to travel to Brazil in June 2008 to commission the machine.

Mexico

     In June 2007, the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine was delivered last quarter and is now operational. Results of testing should be available next quarter.

Energy Cabin

     In fiscal year 2007, the Company signed a distribution agreement with Energy Cabin to represent there products in North America. One system was sold to Nakusp Energy Corp and installation and hookup is nearing completion. The project was delayed due to local permitting issues.

Canada - Alternative Green Energy Systems Inc

     In February 2004, AGES was granted an exclusive license to design, manufacture, and sell a large scale KDS Model 3000 machine for exclusive use in the pulp and paper industry in Canada, the USA, and Europe. Subsequently, with the assistance of funds from Hydro Quebec and the Canadian government, a large scale KDS Model 3000 was fabricated and delivered to the Flakeboard pulp mill site Nova Scotia, Canada on a trial basis. AGES made many changes to the FASC design, but to date, no major improvement was achieved.

     Unless there are new developments by fiscal year end 2008, this license is subject to being cancelled.

Canada - City of Prince George, BC

     In fiscal year 2007, the Company signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs were evaluated by the University of BC, and found acceptable, but modifications were required to the equipment to reach commercial acceptance. These modifications are now completed and are being commissioned and evaluated at our test site in Abbotsford, British Columbia.

USA - California

     This quarter we delivered one model S-8 machine to a biomass processing facility in California where it has been commissioned and is now being evaluated as a combination dryer /grinder of waste biomass for use in the green energy sector.

Continuing Research and Development

     We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility has now been set up in Abbotsford, Canada, to improve and fine tune the sludge application

Inflation

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

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon three recent sales for next quarter, we anticipate revenue between $ 1,000,000 to $2,000,000 for the fiscal year.

Recent Accounting Pronouncements

     No recent accounting pronouncements applicable at this time

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

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

Scope of the Controls Evaluation

     Our CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by us and the effect of the controls on the information generated for use in this quarterly report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

PART II.  OTHER INFORMATION

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May, 2008.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY:	JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal Executive
Officer and a member of the Board of Directors

BY:	CALVIN KANTONEN
Calvin L. Kantonen, Principal Financial Officer,
Treasurer, and Chairman of the Board Of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of
2002.