Form 10-K
period 2008-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2008-10-14
CIK 1002822

=============================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE YEAR ENDED JUNE 30, 2008

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

# 26 - 7621 Vantage Way
Delta, British Columbia
Canada V4G 1A6
(Address of principal executive offices, including zip code.)

(604) 940-6220
(Registrants telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES ☐ NO ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2008: $3,997,043.

=============================================================================================================

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business.	3
Item 1A.	Risk Factors.	10
Item 1B.	Unresolved Staff Comments.	12
Item 2.	Properties.	12
Item 3.	Legal Proceedings.	12
Item 4.	Submission of Matters to a Vote of Security Holders.	12

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
	and Issuer Purchases of Equity Securities.	12
Item 6.	Selected Financial Data.	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	20
Item 8.	Financial Statements and Supplementary Data.	20
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	42

	PART III
Item 9A.	Controls and Procedures.	42
Item 9B.	Other Information.	44
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	44
Item 11.	Executive Compensation.	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	50
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	51
Item 14.	Principal Accounting Fees and Services.	51

	PART IV
Item 15.	Exhibits.	52

     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the “Company”) was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable “waste to resources” industrial applications for the KDS System, then market, manufacture, sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

Applications of the KDS System

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

3. Drying and Grinding Animal Waste/Munincipal Sewage/Food Waste

     When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This “cleansing” of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as create a nutrient rich "clean" end product suitable for recycling as fertilizer.When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

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

Patents issued and pending

Device and Method for Comminution - US Patent #6,024,307 and Canadian patent # 2,218,429

     A patent was issued for the KDS as for a “device for comminution” on November 24, 1998, and its U.S. patent number is 6,024,307 with additional patent applications filed in Australia, Canada, Europe (EEC), Finland, France, Germany, Ireland, Italy, Mexico, New Zealand, Spain, Sweden, Switzerland, and the United Kingdom.

Cryogenic Comminution of Rubber - US Patent # 6,655,167 B2

     On April 20, 2001, the Company filed a patent application in the United States to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a micro-fine powder using the KDS equipment. This patent has been issued.

Method of Recovery of Precious Metal and Heavy Minerals - US Patent # 6,682,005 B2

     On May 4, 2001, the Company filed a patent application in the United States to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. This patent has been issued.

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

     In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. Some of the subject matter in the application has been approved and a new patent is pending.

Acquisition of/Ownership of Patents

     On June 22, 1995, the Company entered into a license agreement with Spectrasonic Corp. (hereinafter “Spectrasonic”), a related party, for the worldwide license to its unpatented KDS for use in rubber and glass recycling and disposal, for a period of ninety-nine years.

     On February 22, 1996, the Company entered into an additional license agreement with Spectrasonic for the worldwide license to its unpatented Ultrasound Equipment for exclusive use in gypsum disintegration, disposal, recycling, remanufacturing or manufacturing of used or new raw materials.

     On July 2, 1997, the Company purchased from Spectrasonic Corp all rights to the technology and its patents, whether issued or pending, including all data pertaining to the patent process with respect to the KDS Disintegration System. Upon the final payment to Spectrasonic of 1,000,000 common shares of the Company’s stock valued at $0.25 per share which was made on December 1, 1999, unencumbered right and title to all patents was irrevocably transferred to the Company.

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

Government/Environment Regulation

     The Company is subject to various federal, provincial and local environmental laws and regulations. Management believes that the Company’s operations currently comply in all material respects with applicable laws and regulations. Management believes the trend in environmental litigation and regulation is toward stricter standards, and that these stricter standards may result in higher costs for the Company and its competitors. Such changes in the laws and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to be material. Costs for environmental compliance and waste disposal have not been material in the past. In the future, stricter regulations may increase the demand for our products which offer solutions to some environmental problems.

Manufacturing

     Canadian manufacturing of the KDS machine is sub-contracted to Mainland Machinery Limited (MML) in Abbotsford, British Columbia at a fixed price on a case by case basis. Engineering and design assistance are also provided by MML. Our licenses in Malaysia and Japan provide for local manufacturing in those countries subject to certain conditions.

Technology Licenses granted as of June 30, 2005

Canada - Alternative Green Energy Systems Inc

     In October 2001, the Company signed an agreement with Thermix Combustion Systems Inc, to form a jointly owned corporation named the Alternative Green Energy Systems Inc. (“AGES”). AGES goal was to adapt the KDS system to create a continuous flow of suitable micronized hog fuel/ wood dust that will be used as a fuel for Thermix’s specialized dust burners. FASC and Thermix contributed their respective technologies to design a complete micronizing and dust burning system to be marketed to the Thermix’s contacts in the pulp industry.

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

     In fiscal year 2006, AGES did not sell the required one machine per year, but paid $25,000 in lieu of a sale to maintain its exclusive rights granted under the agreement, but by mutual agreement, in July 2006, the license was modified to reduce the territory licensed to Canada and the USA.

     In fiscal 2007, Hydro Quebec Capitech, one of the AGES partners exercised it right under a put clause in the shareholder agreement, causing 100 % of AGES shares to be sold to a third party for one dollar plus assumption of over $1,000,000 of debt. As a result, the Company’s shareholdings in AGES wetre reduced to zero. As of the date of writing, the new owner of AGES has not paid the license fee and the license is still in default and subject to be cancelled.

     Under the license agreements with AGES, the Company retains ownership of all patents for the KDS technology, and owns rights to all the research conducted by AGES.

     This license was cancelled for non-performance in September 2008.

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

     As of June 30, 2008 , FASC owns 50 % of the outstanding shares of FASCM.

Japan - JP Steelplantech Co. Ltd.

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

Korea - JNK Heaters Co. Ltd dba FASC – Korea

    This license was cancelled for non-performance in April 2008.

Brazil

     On April 18, 2006, the Company announced the anticipated signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil, Uruguay and Argentina. This agreement was never finalized as the parties could not agree on certain terms therein. The group, however, purchased one machine which was delivered in June 2007 and negotiations are expected to re-open this calendar year.

Summary of Agreements

     Other material contracts or agreements:

The Waste and Resources Action Programme B UK (WRAP)

     In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, redesign and adaptation costs for the equipment and supplementary systems for industry-specific applications. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and a final report was issued in April 2007.

City of Prince George, Canada

     FASC has signed a Memorandum of Understanding the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment. The initial runs will be monitored for two months, and if satisfactory, the city will establish a permanent facility and purchase up to 4 KDS Micronex machines. To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the sewage sludge. The project is now entering Phase 2 to redesign and modify the equipment to improve its drying capabilities. This design work is now underway.

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

Company Facilities

     The Company's offices are located at # 26 – 7621 Vantage Way, Delta, British Columbia, Canada, V7T 1A2. The phone number is (604) 940-6220, respectively. The fax number is (604) 940-6221.

Subsidiaries and other equity positions

Canada - First American Scientific ( Canada ) Ltd.. - 100 % owned by FASC

     The Company owns 100% of the outstanding shares of common stock of First American Scientific (Canada) Ltd, a BC company which was formed for the purpose of providing research, development, and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005.

Malaysia - FASC (Malaysia) Bhd. Sdn. - 50 % owned by FASC

     The Company owns 50% of the outstanding shares of common stock of First American Scientific (Malaysia) Bhd. Sdn. (FASCM) , a Malaysian company incorporated for the purpose of manufacturing and marketing the KDS system in Malaysia, Thailand, Singapore, and Indonesia primarily to the palm oil industry.

Canada - Alternative Green Energy Systems Inc (AGES) - 0 % owned by FASC

     The Company no longer has any shareholdings in AGES.

Employees

     FAS (Canada) Ltd. currently has two full-time employees in Canada. Messrs. Nichols, Kantonen and Gibson are officers of, and members of the boards of directors of both FASC and FAS (Canada) Ltd. The Company also retains outside consultants when necessary.

Other

     During the fiscal period ending June 30, 2008, the Company settled various accounts owing by issuance of common stock.

ITEM 1A. RISK FACTORS.

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

     3. Liquidity; Need for Additional Financing. The Company believes that it will need additional cash during the next twelve months. If the Company is unable to generate a positive cash flow before its cash is depleted, it will need to seek additional capital. There is no assurance that the Company will be able to obtain additional capital if required, or obtain the capital on terms and conditions acceptable to it. The Company is currently suffering from a lack of liquidity and negative cashflow currently being supported by loans from its Directors. In spite of this negative working capital, the Company continues its sales efforts while it continuously seeks out new capital sources. The Company’s auditors have also issued a going concern opinion.

     4. Dependence on Suppliers. The Company relies on a number of suppliers to provide certain raw materials for its products. The interruption of certain sources of supply or the failure to adapt materials to the Company’s changing technological requirements could disrupt the Company’s ability to manufacture products or cause the Company to incur costs associated with the development of alternative sources, either of which could adversely affect the Company's financial performance.

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

     7. Issuance of Additional Shares. At June 30, 2008, there were 199,852,185 shares of common stock or 99 % of the 200,000,000 authorized shares of common stock of the Company outstanding and less than 150,000 shares remain unissued. The board of directors has the power to issue such shares, subject to shareholder approval, in some instances. Although the Company presently has no commitments, contracts, or intentions to issue any additional shares to other persons, other than in the exercise of options, the Company may in the future attempt to issue shares to acquire products, equipment, or properties, or for other corporate purposes. Any additional issuance by the Company, from its authorized but unissued shares, would have the effect of diluting the interest of existing shareholders.

     8. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that any director, officer, agent and/or employee will be indemnified as to those liabilities and on those terms and conditions as are specified in the Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such officers, directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     9. Cumulative Voting, Preemptive Rights and Control. There are no preemptive rights in connection with the Company’s common stock. Shareholders may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of common stock, present in person or by proxy, will be able to elect all of the Company’s board of directors.

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

     15. Reliance Upon Current Management. The Company’s current operations and future success are greatly dependent upon the participation of its officers, Messrs. Nichols, Kantonen and Gibson.

     16. Lack of Key Man Insurance. The Company has not obtained key man life insurance on the life of its officers and directors. The death or unavailability of any one of them could have a material adverse impact on the operation of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company rents a sales office at # 26 - 7621 Vantage Way in Delta, British Columbia, Canada containing 800 square feet of office space for a monthly rental of US$ 650. A new permanent demo facility has been set up in Abbotsford, British Columbia, Canada adjacent to our fabricator.

     As of October 30, 2008, the Company owns one KDS test machine which is installed at the Abbotsford demonstration site and has one machine in the progress of being fabricated which has been sold

     The Company also owns tools, test equipment, a delivery truck, a coverall building, office furniture and office equipment costing at total of $236,383 ( including the KDS test machine) located in Delta, British Columbia, Canada and Abbotsford, British Columbia, Canada

     The Company’s registered office is # 700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending litigation and none is contemplated or threatened other than as described below:

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders in the year ending June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol “FASC.” The table shows the high and low bid of the Company's Common Stock for the past two years:

     The Company’s shares of common stock are traded on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority or FINRA under the symbol “FASC.”

     On June 28, 2008, the closing price of the Company’s common stock, as reported by the OTC Bulletin Board was $0.02. As of June 30, 2008, there were a total of 199,852,185 shares of common stock issued and outstanding. Of these shares, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of June 30, 2008, the Company had 5,000 holders of record of its common stock.

     The following table sets forth the quarterly high and low bid prices per share for the Company’s common stock, as reported by the OTC Bulletin Board for the calendar years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended	High	Low
2006
Mar 31	0.032	0.031
June 30	0.052	0.049
September 30	0.05	0.043
December 31	0.05	0.045
2007
March 31	0.016	0.018
June 30	0.019	0.020
September 30	0.04	0.043
December 31	0.016	0.016
2008
March 31	0.017	0.018
June 30	0.038	0.020

Dividends

     The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions respecting the payment of dividends, except that dividends may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for the Company’s operations in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

     The Company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Number of securities
	Number of securities to	Weighted-average	remaining available for future
	be issued upon exercise	exercise price of	issuance under equity
	of outstanding options,	outstanding options,	compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)

Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans	10,000,000	$0.04	47,185
not approved by securities holders

Total	10,000,000	$0.04	47,185

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Information contained in this section reflects figures that are unaudited and may change subject to being audited.

We will amend this report upon receipt of audited financial statements.

     This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

     On June 30, 2008, we had current assets of $ 140,644 and current liabilities of $ of 539,950 compared to the previous year on June 30, 2007 when we had $ 277,820 in current assets and $485,628 in current liabilities. Our working capital ratio on June 30, 2008 is negative for the second year in a row. The Company no long term debt other than amounts due to its Officers and Directors. The continued decline in working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization using the straight line method over 15 years based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2008. The Company exceeded this target in fiscal year 2007 and in 2008. Sales are booked when the equipment is delivered. We are currently holding deposits on two future sales for delivery in fiscal year 2009.

     In the year ended June 30, 2008 the Company adopted the equity method of accounting for its investment in the Malaysian joint venture and consequently has reduced the carrying value of that asset by its share of the accumulated losses incurred to date.

     Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

As of June 30, 2008 there were 199,852,195 shares issued and outstanding.

Results of Operations – Year ending June 03, 2008

     Revenue for the year ending June 30, 2008 was $795,165 . This is double sales of the previous year which were $364,959 Three machines were sold this year, and we are holding deposits on an additional two sales expected to be delivered in fiscal 2009. These sales will be booked when delivered as per our revenue recognition policy.

     Net losses for the year ended June 30, 2008 were $ 562,900 compared to a loss of $1,086,967 in the previous year. The Company’s audit have issued a going concern caution meaning we will need to increase sales or raise outside capital in under to continue operating at current levels

     The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements. With the current orders in process, we will book 2 sales in the first part of fiscal year 2009 totaling approximately $500,000 USD.

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

Korea - JNK Heaters Co. Ltd License Agreement

     This license was cancelled in April 2008 due to non-performance. We are now in negotiations with a new group who are interested in acquiring a licence for Korea under similar, but more stringent terms, as the previous licence.

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

     This is a very solid, well financed operation in which we hold a 50 % interest. The Malaysians are currently raising money privately to build a $ 1.3 million plant to process fibre which will be sold to China. Subsequent to the date of these statements, The joint venture received a firm order for 2 KDS Model MF-777 machines for delivery in 2009.

Brazil – Proposed Joint Venture & License Agreement

     On April 18, 2006, the Company announced the signing of an Agreement in Principle to form a joint venture to be named First American Scientific Brazil Ltda. These negotiations will not be finalized until the test machine sent to Brazil is fully operational and evaluated. The machine has been delivered, and subject to local permitting, is expected to be operational this calendar year.

Mexico

     In June we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational.

     The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this calendar year.

Canada - Alternative Green Energy Systems Inc – Joint Venture

     This licence was cancelled in September 2008 for non-performance. We repossessed the test machine in AGES possession and returned it to our shop for evaluation and reconditioning. If salvageable, it will be returned to inventory.

Other material contracts:

Canada - City of Prince George, British Columbia

     FASC has signed a Memorandum of Understanding with the City of Prince George, British Columbia, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the worls where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date all trial runs have been satisfactory, and after making many modifications, we have reached the Phase I goal of “proof of concept“ as reported by Dayton & Knight P.Eng.’s the City’s project engineers.

     Phase Two is underway at our Abbotsford site where some design changes and modifications are being made to handle the much wetter municipal sewage sludge.

Results will be announced as they materialize.

Waste Resources Action Program – UK

     This project is complete and the findings are being incorporated in our new designs at our Abbotsford test site.

Continuing Research and Development

     We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility is being set up in Abbotsford, Canada, to perfect the sludge application and improve the KDS machine drying capabilities.

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

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon three recent sales for next quarter, we anticipate revenue of $ 1,000,000 to $2,000,000 next fiscal year .

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans!An amendment of FASB Statements No. 87, 88, 106, and 132(R)." One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer's financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single!employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. Companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Management believes that this statement will not have a significant impact on the Company’s financial statements.

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

     In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements filed herewith are unaudited. We are unable to obtain audited financial statements at this time. Accordingly, the foregoing financial statements are subject to change upon being audited by our auditors.

     We will amend this report upon receipt of audited financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
UNAUDITED CONSOLIDATED BALANCE SHEETS
	June 30	June 30
	2008	2007
	Unaudited	Unaudited
ASSETS

CURRENT ASSETS
Cash	$6,901	$58,321
Accounts receivable, net of allowance	80,282	19,053
Sales tax refunds	23,552	24,222
Prepaid expenses	967	399
Inventory	28,942	175,826
TOTAL CURRENT ASSETS	140,644	277,821

PROPERTY AND EQUIPMENT
Property and equipment	236,383	148,271
Less: accumulated depreciation	(128,243)	(88,948)
TOTAL PROPERTY AND EQUIPMENT	108,140	59,323

OTHER ASSETS
Technology rights, net of amortization	517,742	644,742
Patents and manufacturing rights, net of amortization	87,695	105,877
Investments in joint ventures	126,543	263,158

TOTAL OTHER ASSETS	731,980	1,013,777

TOTAL ASSETS	$980,764	$1,350,921

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$163,987	$229,364
Loans and wages payable to related parties	358,910	563,990
Deposits on Future Sales	375,963	256,264
TOTAL CURRENT LIABILITIES	898,860	1,049,618

LONG-TERM LIABILITIES
Loans and wages payable to related parties	450,000	150,000
TOTAL LONG-TERM LIABILITIES	450,000	150,000

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 199,852,195
196,143,955 shares issued and outstanding, respectively	199,852	196,144
Stock Options	287,291	287,291
Additional paid-in capital	12,965,445	12,902,005

Accumulated deficit	(13,780,613)	(13,217,713)
Accumulated other comprehensive (gain) loss	(40,072)	(16,425)

TOTAL STOCKHOLDERS' EQUITY	(368,096)	151,303

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$980,764	$1,350,921

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Twelve months ended
		June 30
		2008		2007
		Unaudited		Unaudited

REVENUES
Revenues from equipment and machine sales		$772,165		$323,560
Expenses recovered		23,569		41,399
Total Revenue		795,734		364,959

COST OF SALES		428,893		232,739

GROSS PROFIT		366,840		132,219

OPERATING EXPENSES
				-
Advertising		55,830		25,628
Amortization and depreciation		182,411		166,969
Consulting		32,673		74,011
Marketing		14,011		10,529
Professional services		91,943		109,763
Wages		352,673		454,306
Commissions		24,006		46,346
Research and development		4,738		33,171
General and administration		126,859		219,340
Bad debt expense		911		49,365
Rent		25,841		29,760
Total Operating Expenses		911,896		1,219,187

LOSS FROM OPERATIONS		(545,054)		(1,086,968)

OTHER INCOME (EXPENSE)

Deposits forfeited		118,764		-
Interest Income		5		-
Loss from change in accounting for Investment in joint venture		(136,615)
Total Other Income (Expense)		(17,846)		-

LOSS BEFORE INCOME TAXES		(562,900)		(1,086,967)

INCOME TAXES		-		-

NET LOSS		(562,900)		(1,086,967)

OTHER COMPREHENSIVE INCOME (LOSS)

Foreign Exchange Comprehensive Income		(23,647)		7,255

COMPREHENSIVE NET LOSS		$(586,547)		$(1,079,712)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		197,477,537		193,187,705

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
UNAUDITED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2006	189,843,955	189,844	12,726,405	287,291	(12,130,745)	(23,681)	1,049,114

Common stock issued for Accounting	1,354,000	1,354	24,758				26,112
1,000,000 shares @ $0.13737
354,000 shares @ $0.035

Common stock issued for Advertising	750,000	750	24,750				25,500
750,000 shares @ $0.034

Common stock issued for Consulting	1,350,000	1,350	23,900				25,250
850,000 shares @ $0.015
500,000 shares @ $0.025

Common stock issued for Legal Fees	500,000	500	13,038				13,538
500,000 shares @ $0.032

Common stock issued for Rent	471,000	471	16,029				16,500
471,000 shares @ $0.035

Common stock issued for Salaries	1,875,000	1,875	73,125				75,000
1,875,000 shares @ $0.004
Foreign currency translation gain						7,255	7,255
Net Income for the period ended June
30, 2007					(1,086,968)		(1,086,968)

Balance, June 30, 2007	196,143,955	196,144	$12,902,005	$287,291	$(13,217,713)	$(16,426)	$151,301
Common stock issued for Marketing

1,500,000 shares @ $0.018	1,500,000	1,500	25,500				27,000
Common stock issued for Rent

1,000,000 shares @ $0.0183	1,000,000	1,000	17,333				18,333
Common stock issued for Website

Development 868,240 shares @ $0.017	1,033,240	1,033	16,532				17,565
Common stock issued for Website

Development 25,000 shares @ $0.02	25,000	25	475				500
Common stock issued for Website

Development 150,000 shares @ $0.025	150,000	150	3,600				3,750
Foreign currency translation gain						(23,646)	(23,646)

Net Income for the period ended June
30, 2008					(562,900)		(562,900)

Balance, June 30, 2008	199,852,195	199,852	12,965,445	287,291	(13,780,613)	(40,072)	(368,097)

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Twelve months ended
	June 30,
	2007	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(426,285)	$(1,086,967)

Depreciation and amortization	184,477	166,969
Bad debt expense	911
Stock and options issued for services and compensation	48,815	181,900
Stock issued for rent	18,333
Stock issued for commissions	-

Options issued for compensation	-

Income for licensing fees on Malaysia joint venture	-
paid with stock in joint venture company	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(37,763)	383,358
Decrease(increase) in allowance for bad bebt	(24,375)
Decrease (increase) in taxes and tax credits	669	(16,514)
Decrease (increase) in inventory	146,884	(15,633)
Decrease (increase) in deposits and prepaid expenses	(568)	199,478
Decrease (increase) in deposits held	119,698
Increase (decrease) in accounts payable & accrued expenses	(65,376)	(34)
Increase (decrease) in payable to related parties		271,648
Net cash provided (used) by operating activities	(34,581)	84,205

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(88,112)
Investments	-	0
Investment in technology rights and patents	-	0
Net cash provided (used) in investing activities	(88,112)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	0
Net proceeds from borrowing, related parties	94,920	(37,973)
Proceeds from sales of stock
Net cash used by financing activities	94,920	(37,973)

NET INCREASE (DECREASE) IN CASH	(27,773)	46,231

Other comprehensive gain (loss) - foreign currency translation	(23,647)	7,655

CASH - Beginning of period	58,321	4,436

CASH - End of period	$6,901	$58,321

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation		54,288

Common stock issued for services and current debt
Common stock issued for expenses	48,815
Options issued for compensation		75,000
Stock issued for professional fees		26,112
Stock issued for rent and expenses	18,333	16,500
Stock issued for services and consulting		0

The accompanying notes are an integral part of these unaudited financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

_________________________________________________________________________________________________________________________

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter “the Company” or “FASC”) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in West Vancouver, British Columbia, Canada and a demonstration and sales site in Abbotsford, British Columbia, Canada. The Company’s year-end is June 30th.

First American Scientific (Canada) Ltd. – wholly owned subsidiary

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

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received $ 700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call and its shareholdings in AGES were diluted to 12%. In June 2007, Hydro Quebec exercised its put option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts. Being unwilling to assume AGES debts which exceeded $ 1.200,000 Cdn, FASC‘s shareholdings were purged, and a new group has now taken over 100 % control of AGES.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

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

Waste and Resources Action Programme – Research project - United Kingdom

In September 2004, we signed an agreement wherein WRAP has agreed to provide funding to develop “value enhanced end-products” from the output of the KDS machine. WRAP has agreed to provide $1,000,000 USD for the purchase and installation of one complete KDS system to be located at a local pulp & paper mill in England. The fund will also pay for market research, scientific research, re-design and adaptation costs for the equipment and supplementary systems for industry-specific applications over an 18 month period. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In Dec 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The initial testing phase is now complete and the results published in the WRAP report released in late April 2007 indicate the process is scientifically sound, is commercially viable in several areas, but needs more development work prior to implementation

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2008, accounts receivable were $80,282 with no allowance for doubtful accounts required at the date of preparing these statements. At June 30, 2007 accounts receivable was $ 19,053

The Company’s policy is to accrue interest on trade receivables 30 days after invoice date. A receivable is considered past due if payments have not been received by the Company for 90 days. In 2008 the Company wrote off as a bad debt $ 910 of accounts receivable past due over 180 days and $ 48,465 in 2007. Any amounts collected at a later date will be included in income.

During the year ended June 30, 2008, the Company had $795,734 in revenue from the sale of three machines and related services.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $25,627 and $ 55,830 for the years ended June 30, 2007 and 2008, respectively.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At June 30, 2008, no amounts were accrued as all paid time off had be taken.

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

All worldwide accounts receivable and sales are booked in US dollars, except Canadian sales and Canadian manufacturing costs which are booked in Canadian dollars.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

At June 30, 2008, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,780,613 through June 30, 2008 and has limited cash resources. The Company recorded increased sales during the year ended June 30, 2008, but generated a net loss of $586,547. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

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

Impairment of Long-Lived Assets

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2007, no impairments were deemed necessary.

Inventory

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

Inventories are stated at the lower of average cost or net realizable value. The cost of finished goods includes the cost of raw material, direct and indirect labor and other indirect manufacturing costs.

One machine sold during the year ended June 30, 2007 and three were sold in 2008.

Net Loss Per Share

In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share.” Basic earnings (net loss) per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Prepaid Expenses

At of June 30, 2008 and June 30, 2007, prepaid expenses consist of a refundable utility deposit.

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

During the year ended June 30, 2005, the agreement between FASC and AGES was renegotiated. Under the new agreement, FASC owns 12 % of AGES. As a consequence, FASC has no control over AGES and will in this and future financial statements report its investment in AGES using the equity method. Its investment in AGES has been offset against net losses generated by AGES. See Note 9. As of June 30, 2007, the Company had no shareholdings in AGES.

Prior to 2007, the Company accounted for its investment in the joint venture with FASC Malaysia accordance with APB 18 at cost. FASC does not participate in or influence operating or financial decisions of the joint venture. The investment was valued at the agreed upon purchase price of the 21 year license for the KDS technology. Due to the passage of time, in the year ending June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2006, the Company had net deferred tax assets of approximately $2,500,000 principally arising from net operating loss carryforwards, at an expected rate of 34%, for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at June 30, 2005. The change in the deferred tax asset valuation allowance from June 30, 2007 to June 30, 2008 was $500,000 bringing the net value of the deferred tax asset to zero.

The significant components of the deferred tax asset at June 30, 2008 and June 30, 2007 were as follows:

	June 30, 2008	June 30, 2007
	Unaudited	Unaudited
Net operating loss carryforward	$13,780,613	$13,217,713
Stock options issued under a non-qualified plan:
For the year ended June 30, 2007	$-	$-
For the year ended June 30, 2008	$-	$-

Deferred tax asset	$3,000,000	$3,000,000
Deferred tax asset valuation allowance	$(3,000,000)	$(2,500,000)

At June 30, 2008, the Company has net operating loss carryforwards of approximately $13,780,613 which expire in the years 2015 through 2025.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. During the year ended June 30, 2005, the Company adobted SFAS No. 153. The Company has determined that there was no financial impact from the adoption of this statement.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company determined that there was no impact on the Company’s financial statements from the adoption of this statement.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2005 presentation. The reclassifications principally consists of reclassification of the fair market value of all outstanding options and warrants as paid-in-capital instead of a separate caption on the balance sheets and statement of stockholders’ equity. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented. See Note 5 and 6.

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

Sales Tax Refunds-Goods and Services tax (GST)

The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company has more tax credits than taxes collected, as of June 30, 2008 the Company is due a refund of $23,552.

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

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

___________________________________________________________________________________________________________________________

NOTE 3 – PROPERTY AND EQUIPMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”). SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 and the adoption has not had a material impact on the financial statements of the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (hereinafter “SFAS No. 144”), “Accounting for the Impairment of Long-Lived Assets,” which requires a single accounting model to be used for long-lived assets to be sold and broadens the presentation of discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company adopted SFAS No. 144 effective August 1, 2001.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2007	2008
	Unaudited	Unaudited

Plant assets and equipment	148,271	236,383

Total assets	148,271	236,383
Less accumulated depreciation	(88,948)	(128,243)
	$59,323	$108,140

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

Depreciation expense for the years ended June 30, 2007 and 2008 was $ 166,969 and $182,411 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

NOTE 4 – TECHNOLOGY RIGHTS AND PATENTS

Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On June 30, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 resulted in no change to reported earnings in the years ended June 30, 2005 and June 30, 2004, as the Company does not have recorded assets with indeterminate lives.

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

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30,	June 30,
	2008	2007
	Unaudited	Unaudited
Technology licenses and rights	$1,905,000	$1,905,000
Patents and manufacturing rights	272,727	272,699
	2,177,727	2,177,699
Less accumulated amortization	(1,572,289)	(1,427,107)
	$605,438	$750,592

Amortization expense for the year ended June 30, 2008 and 2007 was $ 145,154 and $145,182 respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company’s estimated ability to sell two machines each year through the year ended June 30, 2006. The following is a summary of the costs of patents approved.

		Accumulated
	Cost	Amortization	Net Amount
Balance, June 30, 2006	272,727	(148,668)	124,059
2007 Activity	-	(18,182)	(18,182)
Balance, June 30, 2007	$272,727	$(166,850)	$105,877
2008 Activity	-	(18,182)	(18,182)
Balance, June 30, 2007	$272,727	$(185,032)	$87,695

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

_________________________________________________________________________________________________________________________

NOTE 5 – COMMON STOCK

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has not yet determined the impact to its financial statements from the adoption of this statement.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement effective for financial statements for fiscal years ending after December 15, 2002 are not expected to impact the Company’s financial statements. The Company currently reports stock issued to employees under the rules of SFAS No. 123. Accordingly, there is no change in disclosure requirements due to SFAS No. 148.

During the year ended June 30, 2008, the Company issued 3,708,240 shares of stock as follows: 1,000,000 shares of common stock as rent with a fair market value of $ 18,333 and 2,708,240 shares of common stock in payment of website development with a fair market value of $51,963.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

During the year ended June 30, 2007, the Company issued 6,300,000 shares of stock as follows: 1,875,000 shares of common stock as payment for management salaries with a fair market value of $ 75,000; 471,000 shares of common stock in payment of rent with a fair market value of $ 16,500, 1,354,000 shares of common stock in payment of accounting with a fair market value of $ 26,112, 500,000 shares of common stock in payment of legal fees with a fair market value of $ 16,000, 750,000 shares of common stock in payment of advertising with a fair market value of $ 25,000, 1,350,000 shares of common stock in payment of consulting fees with a fair market value of $ 25,250.

During the year ended June 30, 2006, the Company issued 8,400,000 shares of stock as follows: 7,850,000 shares of common stock as payment for services with a fair market value of $314,000; 550,000 shares of common stock in payment of rent with a fair market value of $ 22,000.

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

During the year ended June 30, 2008, the Company granted 3,708,240 options of which all have been exercised

The fair value of each option granted during the year ended June 30, 2006 was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made in estimating fair value: risk-free interest of 5%, volatility of 71%, expected life of 1 to 5 years, and no expected dividends. The additional value assigned to these options granted during the year ended June 30, 2006 is $33,000.

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

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

The Company’s board of directors approved the First American Scientific Corp. 2003 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 10,000,000 shares of common stock options at a maximum share price of $0.075 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

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

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

_________________________________________________________________________________________________________________________

The following is a summary of the Company's open stock option plans:

	Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available
Equity compensation	exercise of	exercise price of	for future issuance
plans not approved by	outstanding	outstanding	under equity
security holders	options	options	compensation plans

2003 Stock Option Plan	NIL	$0.05	-

2005 Stock Option Plan	NIL	$0.05	-

2006 Stock Option Plan	NIL	$0.04	147,805

Total	-		147805

The following is a summary of stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding at July 1, 2003	3,309,000	$0.05
Granted	19,918,600	0.05
Exercised	(16,918,600)	0.05
Options outstanding and exercisable at June 30, 2004	6,309,000	$0.05

Options outstanding at July 1, 2004	6,309,000	$0.05
Granted	11,740,000	0.04
Exercised	(11,740,000)	0.04
Options outstanding and exercisable at June 30, 2005	6,309,000	$0.05

Options outstanding at July 1, 2005	6,309,000	$0.04
Granted	8,016,000	0.04
Exercised	(8,400,000)	0.04
Options outstanding and exercisable at June 30, 2006	5,925,000	$0.04

Options outstanding at July 1, 2006	5,925,000	$0.04
Granted	375,000	0.025
Exercised	(6,300,000)	0.035
Options outstanding and exercisable at June 30, 2007 and June
30, 2008	NIL	$0

F-20

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008
_____________________________________________________________________________________________________________________

NOTE 7 – RELATED PARTIES

Periodically, loans and accrued wages are repaid, at the Company’s discretion, by the issuance of its common stock options.

At June 30, 2007, the Company owed its officers and directors $450,000 for accrued wages and approximately $263,990 for loans made to the Company.

At June 30, 2008, the Company owed its officers and director $750,000 for accrued wages and approximately $58,910 for loans made to the Company.

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

FIRST AMERICAN SCIENTIFIC CORP.
Unaudited Notes to Consolidated Financial Statements
June 30, 2008

__________________________________________________________________________________________________________________________

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

In June 2007, Hydro Quebec exercised its put option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts. Being unwilling to assume AGES debts which exceeded $ 1.200,000 Cdn, FASC‘s shareholdings were purged, and a new group has now taken over 100 % control of AGES. The debt that was due to FASC by AGES has not been paid and FASC is in a position to cancel the license on June 30, 2008. Subsequently, on September 16, 2008, the license was cancelled.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9A. CONTROLS AND PROCEDURES.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position
John Brian Nichols	71	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	58	Treasurer, Chief Financial Officer and Chairman of the Board of
		Directors

David Gibson	67	Secretary and member of the Board of Directors

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

     During the past five years, Messrs. Nichols, Kantonen, and Gibson have not been the subject of the following events:

* Any bankruptcy petition filed by or against any business of which Messrs. Nichols, Kantonen, and Gibson were general partners or executive officers either at the time of the bankruptcy or within two years prior to that time.

*	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

*	An order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Messrs. Nichols, Kantonen or Gibson’s involvement in any type of business, securities or banking activities.

* Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodity law, and the judgment has not been reversed, suspended or vacated.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We do not have a separately designated, independent audit committee. Audit committee functions are performed by our board of directors, none of whom are deemed independent. All directors also hold positions as our officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, our board met once last year. All directors participated in the meeting.

Audit Committee Financial Expert

     None of our directors or officers have the qualifications or experience to be considered a financial expert. Because of our limited operations, we believe the services of a financial expert are not warranted at this time.

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

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

     Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     We have no compensation policies. Compensation arrangements and policies for these directors and officers is established by the board of directors on a case by case basis.

     We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance. While we have granted some stock options, no formal plans have been adopted.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Brian Nichols	2008	150,000	0	0	0	0	0	0	150,000
President and CEO	2007	150,000	0	0	0	0	0	0	150,000
	2006	150,000	50,000	0	0	0	0	0	200,000

Cal Kantonen	2008	150,000	0	0	0	0	0	0	150,000
CFO and Treasurer	2007	150,000	0	0	0	0	0	0	150,000
	2006	150,000	50,000	0	0	0	0	0	200,000

David Gibson	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Future Compensation of Our Officers

     The Company plans to pay the following salaries in 2008, subject to the Company beginning able and generating sufficient funds to pay the same:

Cal Kantonen	Treasurer and CFO	$150,000
Brian Nichols	President and CEO	$150,000

Employment Agreements

     We have not entered into employment agreements with any of our executive officers. We anticipate that we may enter into employment agreements with our new officers as they are appointed.

Compensation of Directors

     The Company does not have any plans to pay its directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors. The board has not implemented a plan to award options to any directors. We have no director’s service contracts.

			Director's Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards Awards		Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Brian Nichols	2008	0	0	0	0	0	0
Cal Kantonen	2008	0	0	0	0	0	0
David Gibson	2008	0	0	0	0	0	0

Pension Benefits and Compensation Plans

     We do not have any pension benefits or compensation plans.

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

     Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2008 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2008
Individual Grants
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees in	or Base	Expiration
Name	(#)	Fiscal Yr	Price	Date
Brian Nichols [1]	Nil	50%	$0.0	n/a
Cal Kantonen [1]	Nil	50%	$0.0	n/a

Aggregated Option/SAR Exercises and Fiscal 2008 Year-End Option/SAR Value Table.

     The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2008 by each of the named executive officers, and the fiscal 2008 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2008 and Option/SAR Values at June 30, 2008

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	nil	nil	nil	nil	nil	nil
Cal Kantonen	nil	nil	nil	nil	nil	nil

Long-Term Incentive Plan Awards.

     The Company does not have any formalized long-term incentive plans, excluding restricted stock, stock option and SAR plans, which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company’s stock price, or any other measure.

Potential Payments Upon Termination or Change-in-Control

     SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-in-control.

Family Relationships

There are no familial relationships among the executive officers and directors.

Director Independence

Messrs. Nichols, Kantonen and Gibson are not independent because they are our officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of June 30, 2008, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares. Percentage of beneficial ownership is based on 199,852.185 shares of common stock outstanding as of June 30, 2008. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o First American Scientific Corp., # 26 – 7621 Vantage Way, Delta, British Columbia, Canada V4G 1A6.

	Number of		Percent of
Name of owner	Shares	Position	Class

Brian Nichols	7,936,500	President, Principal Executive Officer and a	3.9%
		Director

Cal Kantonen	9,805,600	Chairman of Board of Directors,	4.9%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.2%

All officers and directors
as a group (3)	18,192,100		9.0%

Future Sales of Shares

     A total of 199,852.185 shares of common stock were issued and outstanding as of June 30, 2008. Of the 199,852.185 shares outstanding, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     During the year ended June 30, 2008, no related party wages were paid with stock.

     At June 30, 2008, the Company owned its officers a total of $58,910 for loans and $750,000 for unpaid salaries.

     During the year ended June 30, 2008, we issued stock options from our stock option plan to acquire up to 3,750,000 shares of common stock to its officers and employees at exercise prices ranging from $0.04 which were equal to the fair market value of the stock on the date of grant. All of these options have been exercised.

PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$45,000	Williams & Webster, P.S.
2007	$30,000	Williams & Webster, P.S.

(2) Audit-Related Fees

      The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Williams & Webster, P.S.
2007	$-0-	Williams & Webster, P.S.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Williams & Webster, P.S.
2007	$-0-	Williams & Webster, P.S.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Williams & Webster, P.S.
2007	$-0-	Williams & Webster, P.S.

     (5) Our pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.

EXHIBITS

The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed
					herewith
3.1	Articles of Incorporation.	10-SB	1995	3.1
3.2	Bylaws.	10-SB	1995	3.2
3.3	Articles of Incorporation of First American Scientific	10-KSB	6/30/97	3.3
	(Canada)
3.4	Amended Articles of Incorporation	10-KSB	6/30/98	3.4
3.5	Amended Articles of Incorporation	S-8	6/27/00	3.5
4.1	Specimen Stock Certificate.	10 -SB	6/18/05	4.1
10.1	1996 Nonqualified Stock Option Plan	S-8	6/26/96	10.1
10.1	1998 Nonqualified Stock Option Plan	S-8	9/8/98	10.1
10.1	2003 Nonqualified Stock Option Plan	S-8	7/17/03	10.1

10.1	Technology License Agreement - Malaysia	10-KSB	9/28/06	10.1
10.2	Technology License Agreement - Japan	10-KSB	9/28/06	10.2
10.1	Technology License Agreement - Korea	10-KSB	9/28/06	10.3
10.1	Technology License Agreement - Alternative Green Energy	10-KSB	9/28/06	10.4
	Systems, Inc.
10.11	1999 Nonqualified Stock Option Plan	S-8	9/13/99	10.11
10.14	2001 Nonqualified Stock Option Plan	S-8	6/27/00	10.1
10.16	2001A Nonqualified Stock Option Plan	S-8	6/30/00	10.16
14.1	Code of Ethics.	10-KSB	6/30/03	14.1
281	Consultant and Employee Stock Compensation Plan	10-KSB		28.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and Exchange
	Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and Exchange
	Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Financial Office).
99.1	Representative Agreement Between Environmental	10-KSB	6/30/03	99.1
	Management Systems Institute Inc. and the Company
99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2
99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of October, 2008.

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

Signatures	Title	Date

JOHN BRIAN NICHOLS	President, Principal Executive Officer and	October 14, 2008
John Brian Nichols	member of the Board of Directors

CALVIN L. KANTONEN	Treasurer, Principal Financial Officer and	October 14, 2008
Calvin L. Kantonen	Chairman of the Board of Directors

	Secretary and member of the Board of Directors	October 14, 2008
David Gibson

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed
					herewith
3.1	Articles of Incorporation.	10-SB	1995	3.1
3.2	Bylaws.	10-SB	1995	3.2
3.3	Articles of Incorporation of First American Scientific	10-KSB	6/30/97	3.3
	(Canada)
3.4	Amended Articles of Incorporation	10-KSB	6/30/98	3.4
3.5	Amended Articles of Incorporation	S-8	6/27/00	3.5
4.1	Specimen Stock Certificate.	10 -SB	6/18/05	4.1
10.1	1996 Nonqualified Stock Option Plan	S-8	6/26/96	10.1
10.1	1998 Nonqualified Stock Option Plan	S-8	9/8/98	10.1
10.1	2003 Nonqualified Stock Option Plan	S-8	7/17/03	10.1
10.1	Technology License Agreement - Malaysia	10-KSB	9/28/06	10.1
10.2	Technology License Agreement - Japan	10-KSB	9/28/06	10.2
10.1	Technology License Agreement - Korea	10-KSB	9/28/06	10.3
10.1	Technology License Agreement - Alternative Green Energy	10-KSB	9/28/06	10.4
	Systems, Inc.
10.11	1999 Nonqualified Stock Option Plan	S-8	9/13/99	10.11
10.14	2001 Nonqualified Stock Option Plan	S-8	6/27/00	10.1
10.16	2001A Nonqualified Stock Option Plan	S-8	6/30/00	10.16
14.1	Code of Ethics.	10-KSB	6/30/03	14.1
281	Consultant and Employee Stock Compensation Plan	10-KSB		28.1
31.1	Certification of Principal Executive Officer pursuant to				X
	15d-15(e), promulgated under the Securities and Exchange
	Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to				X
	15d-15(e), promulgated under the Securities and Exchange
	Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Executive Office).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted				X
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	(Chief Financial Office).
99.1	Representative Agreement Between Environmental	10-KSB	6/30/03	99.1
	Management Systems Institute Inc. and the Company
99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2
99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3