Form 10-K/A
period 2008-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2008-11-04
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐  NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2008: $3,997,043.

	TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business.	3
Item 1A.	Risk Factors.	9
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11
Item 4.	Submission of Matters to a Vote of Security Holders.	12

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters and
	Issuer Purchases of Equity Securities.	12
Item 6.	Selected Financial Data.	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operation.	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	18
Item 8.	Financial Statements and Supplementary Data.	18
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	36

	PART III
Item 9A.	Controls and Procedures.	36
Item 9B.	Other Information.	38
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	38
Item 11.	Executive Compensation.	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	44
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	44
Item 14.	Principal Accounting Fees and Services.	45

	PART IV
Item 15.	Exhibits.	46

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     FIRST AMERICAN SCIENTIFIC CORP. (the "Company") was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and two additional process patents using the equipment. One other process patent application is pending. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable waste to resources industrial applications for the KDS System, then market, manufacture, sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

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

5. Micronizing scrap rubber

     When micronizing rubber, a cryogenic cooling process can facilitate the recycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for recycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. This process has now been patented and the company is seeking a joint venture partner who will participate in the development of this application to commercial viability. No further work has been done this year, and the application is dormant.

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

     The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long by eight feet wide. It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product though the processing chamber. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of the KDS machine is greater than ten (10) years and requires ongoing service and replacement of consumables on a daily basis. Maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

     There are currently three models with variations available designed for various feedstocks and applications.

Patents issued and pending

Device and Method for Comminution - US Patent #6,024,307 and Canadian patent # 2,218,429

     A patent was issued for the KDS as a "device for comminution" on November 24, 1998, and its U.S. patent number is 6,024,307 with additional patent applications filed in Australia, Canada, Europe (EEC), Finland, France, Germany, Ireland, Italy, Mexico, New Zealand, Spain, Sweden, Switzerland, and the United Kingdom.

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

Method and apparatus for Recovery of Fuel and Clay from Biomass - (pending)

     In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing of wet biomass through the KDS equipment. Some of the subject matter in the application is approved and a new patent is pending.

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

Research and Testing

     The Company continues research with various materials to improve operating efficiencies, increase production volume to economically viable levels; and identify markets where profitable operation of the equipment can be achieved. Of particular interest is adapting the equipment to dry out heavily moisture laden materials such as biomass from the forest industry, and pulp sludge. In this regard, testing is being carried out in Canada by our subsidiary, First American Scientific ( Canada) Ltd, in Kuala Lumpur, Malaysia by FASCM, and in Japan by JP Steelplantech. Significant progress has been made converting biomass to a fine dry fuel which can be combusted in the dust burning system. All research on rubber processing has been discontinued until a suitable research partner can be identified.

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

Technology Licenses granted as of June 30, 2008

Canada - Alternative Green Energy Systems Inc

     In 2002, the Company granted a conditional license to Alternative Green Energy Systems Inc.(“AGES”) to manufacture and sell the KDS equipment for all applications using biomass in Canada, the USA, and the European Union. In February 2002, AGES signed an agreement with Hydro Quebec Capital, Inc. wherein Hydro Quebec Capitech Inc. invested CDN$1,000,000 for a 20 % equity position in AGES.

     In 2004, the Company modified the license to include only the pulp and paper industry in Canada and USA and Europe.

     In 2006, AGES did not meet minimum sales quotas and the license was modified again to reduce the licensed territory to Canada and the USA.

     In fiscal 2007, Hydro Quebec Capitech exercised its right under a put clause in the shareholder agreement causing 100 % of AGES shares to be sold to a third party. As a result, the Company’s shareholdings in AGES were reduced to zero. Since the new owners were unwilling to pay outstanding amounts due to FASC, the license was cancelled on September 16, 2008.

FASC ( Malaysia ) SDN. BHD. - Malaysia

     On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. The agreement required FASCM to purchase one KDS machine and set up a fully operational demonstration plant in Malaysia. This requirement was met in September 2004. FASCM has completed its market research and currently FASCM has two sales pending.

     FASC owns 50 % of the outstanding shares of FASCM.

JP Steelplantech Co. Ltd - Japan

     On September 26, 2005, the Company granted an exclusive license for manufacturing and marketing the KDS System in Japan to JP Steelplantech (“JP Steel”) of Yokohama, Japan. As part of the licensing agreement, JP Steel paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel will also pay a royalty for each machine manufactured and sold in Japan. Marketing efforts are now underway.

     JP Steel is an established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

     In September 2008, JP Steelplantech has advised us that they have one sale pending.

JNK Heaters Co. Ltd dba JNK FASC – Korea

     This license was cancelled for non-performance in April 2008.

Sodif S..A. de C.V. – Licensee - Mexico

     In June 2007 we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational. The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this calendar year.

Summary of Agreements

     Other material contracts or agreements:

The Waste and Resources Action Programme UK (WRAP)

     In September 2004, we signed a contract wherein Waste and Resource Action Programme (“WRAP”) agreed to provide funding to develop value enhanced end-products from the output of the KDS machine. WRAP provided funds for the purchase and installation of one complete KDS system for operations a local pulp and paper mill in England. WRAP also paid for market research, scientific research, redesign and adaptation costs for the equipment and supplementary systems for industry-specific applications. The goals of the project are to demonstrate the KDS technology in a working environment, optimize ancillary equipment to improve its efficiency, and identify markets for recycled end products. In December 2004, a KDS Model S-4 was shipped to Aylesford Newsprint in London, England for trial runs and evaluation. The testing is now complete and a final report was issued in April 2007.

     The KDS machine has been relocated to a new mill in Northern England where it awaits new funding to continue the research.

City of Prince George, Canada

     FASC signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist in solving its environmental cleanup problems with sewage sludge using the KDS Micronex system. This will be the first operation of its kind in the world where the strictly regulated Class B municipal sludge can now be cleaned, bagged and profitably sold to the public as a soil amendment .To date all trial runs have been satisfactory and many adjustments have been made to accommodate the efficient processing of the sewage sludge. The project is now entering Phase 2 to redesign and modify the equipment to improve its drying capabilities. The improved design modifications have been made and testing is expected to start next quarter.

Market

     The KDS machine has proven viable for softer industrial rock, such as gypsum and zeolite, wood chips or chicken manure (embedded in sawdust), and any biomass at moisture levels below 60%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Improvements to the equipment continue and we are constantly experimenting to find solutions that increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product must not exceed 60% moisture content to avoid clogging of the equipment. In the case of mineral rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a dewatering is required prior to processing. Some of these adaptations require additional research, but until implemented, there is no certainty that the equipment will be accepted in all the proposed markets.

Competition

     The Company has competition from other producers of microfine powders, most of who must use a series of equipment to achieve similar results. Some have much greater financial resources than the Company, we believe our system is more cost effective than these competitors and that we can reasonably expect to attract a share of the marketplace.

Company Facilities

     The Company's offices are located at # 26 – 7621 Vantage Way, Delta, British Columbia, Canada, V7T 1A2. The phone number is (604)940-6220 and the fax number is (604) 940-6221.

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

Malaysia - FASC (Malaysia) Bhd. Sdn. 50 % owned by FASC

     The Company owns 50% of the outstanding shares of common stock of First American Scientific ( Malaysia ) Bhd. Sdn. (FASCM) , a Malaysian company incorporated for the purpose of manufacturing and marketing the KDS system in Malaysia, Thailand, Singapore, and Indonesia, primarily to the palm oil industry.

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

     2. Development and Market Acceptance of New Products. The Company's success and growth will depend upon its ability to improve and market its KDS machines and KDS processes and to successfully develop, and generate revenues from its processes. To date the Company is starting to achieve the foregoing.

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

     7. Issuance of Additional Shares. At June 30, 2008, there were 199,852,195 shares of common stock or 99 % of the 200,000,000 authorized shares of common stock of the Company outstanding and less than 150,000 shares remain unissued. The board of directors has the power to issue such shares, subject to shareholder approval, in some instances. The Company presently has no commitments, contracts, or intentions to issue any additional shares to persons other than to its two Officers for unpaid salary, and due to the lack of available shares, would need an amendment to its Articles of Incorporation in order to do so. Any additional issuance of shares would have the effect of diluting the interest of existing shareholders.

     8. Indemnification of Officers and Directors for Securities Liabilities. The Articles of Incorporation of the Company provide that any director, officer, agent or employee will be indemnified as to those liabilities and on those terms and conditions as are specified in the Company Act of the State of Nevada. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the Corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such officers, directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

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

     13. No Insurance Coverage. The Company, like other companies in its industry, is finding it increasingly difficult to obtain adequate insurance coverage against possible liabilities that may be incurred in conducting its business activities. At present, the Company has not secured any liability insurance. The Company has potential liability from its general business activities, and accordingly, it could be rendered insolvent by serious error or omission.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company rents a sales office at # 26 - 7621 Vantage Way in Delta, British Columbia, Canada containing 800 square feet of office space for a monthly rental of US$ 650. A new permanent demo facility has been set up in Abbotsford, BC, Canada adjacent to our fabricator.

     The Company owns tools, test equipment, a delivery truck, a coverall building, office furniture and office equipment costing at total of $236,383 ( including the KDS test machine) located in Delta, British Columbia, Canada and Abbotsford, British Columbia, Canada.

     The Company’s registered office is # 700 - 101 Convention Center Drive, Las Vegas, Nevada 89109.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4. SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders in the year ending June 30, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

     The Company’s shares of common stock are traded on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority or FINRA under the symbol “FASC.” The table shows the high and low bid of the Company's Common Stock for the past two years:

Quarter ended	High	Low
2006
September 30	0.05	0.043
December 31	0.05	0.045
2007
March 31	0.016	0.018
June 30	0.019	0.020
September 30	0.040	0.043
December 31	0.016	0.016
2008
March 31	0.017	0.018
June 30	0.038	0.020

     As of June 30, 2008, there were a total of 199,852,195 shares of common stock issued and outstanding. Of these shares, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.

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

Securities authorized for issuance under equity compensation plans

     The Company currently has one equity compensation plan. Prior to 2005, the Company had three additional stock option plans. All shares which were authorized under those plans have been exhausted.

     The 2006 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 10,000,000 shares. At June 30, 2006, options to purchase 10,000,000 shares have been granted and exercised, leaving no shares available for issuance under the 2005 Plan.

					Number of securities
					remaining available
		Number of securities to	Weighted-average		for future issuance
		be issued upon exercise	exercise price of		under equity compensation
		of outstanding options,	outstanding options,		plans (excluding securities
		warrants and rights	warrants and rights		securities in column (a)
Plan category		(a)	(b)		(c)
Equity compensation plans
approved by security holders		None	None		None

Equity compensation plans	2005	10,000,000	$0.04	-0-
not approved by securities	2006	5,000,000	$0.04		1,718,507
holders

Total		15,000,000	$0.04		1,718,507

ITEM 6. SELECTED FINANCIAL DATA.

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     We were incorporated April 12, 1995. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan, Mexico and the United Kingdom.

     On June 30, 2008 we had current assets of $ 140,644 and current liabilities of $839,950 compared to the previous year on June 30, 2007 when we had $ 277,820 in current assets and $785,628 in current liabilities. Our working capital ratio on June 30, 2008 is negative for the second year in a row. The Company has no long term debt other than amounts due to its Officers and Directors. The continued decline in working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

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

     Our auditors have issued a going concern statement because we do not have sufficient cash flow to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

     As of June 30, 2008 there were 199,852,195 shares issued and outstanding.

Results of Operations – Year ending June 03, 2008

     Revenue for the year ending June 30, 2008 was $795,734. This is double the sales of the previous year which were $364,959 Three machines were sold this year, and we are holding deposits on an additional two sales expected to be delivered in fiscal 2009. These sales will be booked when delivered as per our revenue recognition policy.

     Net losses for the year ended June 30, 2008 were $ 562,900 compared to a loss of $1,086,967 in the previous year. The Company’s auditors have issued a going concern caution meaning we will need to increase sales or raise outside capital in order to continue operating at current levels.

     The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees under the following agreements. With the current orders in process, we anticipate we will book 2 sales in the first part of fiscal year 2009 totaling approximately $500,000 USD.

Project Update

Japan - JP Steelplantech Co. License Agreement

     On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company (“JP Steel”) of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in Japan. Marketing efforts are underway, but there have been no sales yet to customers in Japan.

     JP Steel Plantech Co. is established engineering and equipment manufacturing company owned by four Japanese steel industry companies ; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

Korea - JNK Heaters Co. Ltd License Agreement

     This license was cancelled in April 2008 due to non-performance. We are now in negotiations with a new group who are interested in acquiring a licence for Korea under similar, but more stringent terms, than the previous license.

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

     During the year ended June 30, 2008, the Company received information confirming losses in the Malaysian joint venture and, in accordance with the equity method of accounting for investments in a minority ownership of a substantial unconsolidated venture, the Company reduced the value of its investment in the Malaysian joint venture by $ 136,615 which represented the Company’s prorated share of losses through June 30, 2008. For the year ended June 30, 2007 and prior years, the Company had held the investment at cost. The Company expects that the Malaysian activities will increase and that future development and sales activities will provide a return on this investment.

Sodif S..A. de C.V. – Licensee (Mexico)

     In June 2007 we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational.

     The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this calendar year.

Canada - Alternative Green Energy Systems Inc – Joint Venture

     This license was cancelled in September 2008 for non-performance. We repossessed the test machine in AGES possession and returned it to our shop for evaluation and reconditioning. If salvageable, it will be returned to inventory.

Other material contracts:

Canada - City of Prince George, BC

     FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treament Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date all trial runs have been satisfactory, and after making many modifications, we have reached the Phase I goal of “proof of concept“ as reported by Dayton & Knight P.Eng.’s, the City’s project engineers.

     Phase Two is underway at our Abbotsford site where some design changes and modifications are being made to handle much wetter municipal sewage sludge.

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

Inflation

     Inflation has caused the cost of fabrication of our machine to increase by approximately 8 % this year, but this has not been a significant factor effecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

     We rent office space in which serves as an administrative and sales office in Delta, British Columbia, and a demonstration facility in nearby Abbotsford, British Columbia.

Trends

     Sales efforts are beginning to bring results with one machine being sold per quarter on average. Based upon three recent sales for next quarter, we anticipate revenue of $1,000,000 to $2,000,000 next fiscal year.

Critical Accounting Policies

Impairment of Long-Living Assets

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

Revenue and Cost Recognition

     Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectability is reasonably assured and the products are delivered.

     KDS machine costs include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Table of Contents
	Report of Independent Registered Public Accounting Firm	F-1
Financial Statements
	Consolidated Balance Sheets	F-2
	Consolidated Statements of Operations and Comprehensive Income (Loss)	F-3
	Consolidated Statement of Stockholders’ Equity	F-4
	Consolidated Statements of Cash Flows	F-5
	Notes to Consolidated Financial Statements	F-6

First American Scientific Corp. Delta, BC Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2008 and 2007 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WILLIAMS & WEBSTER, P.S. Williams & Webster, P.S. Certified Public Accountants Spokane, Washington October 30, 2008

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$6,901	$58,321
Accounts receivable, net of allowance	80,282	19,053
Sales tax refunds	23,552	24,222
Prepaid expenses	967	399
Inventory	28,942	175,826
TOTAL CURRENT ASSETS	140,644	277,821

PROPERTY AND EQUIPMENT
Property and equipment	236,383	148,271
Less: accumulated depreciation	(128,243)	(88,948)
TOTAL PROPERTY AND EQUIPMENT	108,140	59,323

OTHER ASSETS
Technology rights, net of amortization	517,742	644,742
Patents and manufacturing rights, net of amortization	87,695	105,877
Investments in joint ventures	126,543	263,158
TOTAL OTHER ASSETS	731,980	1,013,777
TOTAL ASSETS	$980,764	$1,350,921

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$163,987	$229,364
Current portion of wages payable - related parties	300,000	300,000
Deposits on Future Sales	375,963	256,264
TOTAL CURRENT LIABILITIES	839,950	785,628

LONG-TERM LIABILITIES
Wages payable to related parties	450,000	150,000
Loans payable to related parties	58,910	263,990
TOTAL LONG-TERM LIABILITIES	508,910	413,990

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized; 199,852,195 and
196,143,955 shares issued and outstanding, respectively	199,852	196,144
Stock Options	287,291	287,291
Additional paid-in capital	12,965,445	12,902,005
Accumulated deficit	(13,780,613)	(13,217,713)
Accumulated other comprehensive (gain) loss	(40,072)	(16,425)
TOTAL STOCKHOLDERS' EQUITY	(368,096)	151,303
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$980,764	$1,350,921

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Twelve months ended
		Jun-30
		2008		2007

REVENUES
Revenues from equipment and machine sales		$772,165		$323,560
Royalty & Licensing fee		-		-
Expenses recovered		23,569		41,399
Total Revenue		795,734		364,959
COST OF SALES		426,827		232,739
GROSS PROFIT		368,906		132,219
OPERATING EXPENSES
Advertising		55,830		25,628
Amortization and depreciation		184,477		166,969
Consulting		32,673		74,011
Marketing		14,011		10,529
Professional services		91,943		109,763
Wages		352,673		454,306
Commissions		24,006		46,346
Research and development		4,738		33,171
General and administration		126,859		219,340
Bad debt expense		911		49,365
Rent		25,841		29,760
Total Operating Expenses		913,962		1,219,187

LOSS FROM OPERATIONS		(545,054)		(1,086,968)

OTHER INCOME (EXPENSE)
Deposits forfeited		118,764		-
Interest Income		5		-
Loss from change in accounting for Investment in joint venture		(136,615)
Total Other Income (Expense)		(17,846)		-

LOSS BEFORE INCOME TAXES		(562,900)		(1,086,967)

INCOME TAXES		-		-

NET LOSS		(562,900)		(1,086,967)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		(23,647)		7,255

COMPREHENSIVE NET LOSS		$(586,547)		$(1,079,712)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		197,477,537		193,187,705

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
30/06/2008

			Additional				Other		Total
	Common Stock		Paid-in	Stock	Accumulated		Comprehensive		Stockholders'
	Shares	Amount	Capital	Options	Deficit		Income (Loss)		Equity

Balance, June 30, 2006	189,843,955	189,844	12,726,405	287,291	(12,130,745)		(23,680)		1,049,116

Common stock issued for Accounting	1,354,000	1,354	24,758						26,112
1,000,000 shares @ $0.13737
354,000 shares @ $0.035

Common stock issued for Advertising	750,000	750	24,750						25,500
750,000 shares @ $0.034

Common stock issued for Consulting	1,350,000	1,350	23,900						25,250
850,000 shares @ $0.015
500,000 shares @ $0.025

Common stock issued for Legal Fees	500,000	500	13,038						13,538
500,000 shares @ $0.032

Common stock issued for Rent	471,000	471	16,029						16,500
471,000 shares @ $0.035

Common stock issued for Salaries	1,875,000	1,875	73,125						75,000
1,875,000 shares @ $0.004

Foreign currency translation gain							7,255		7,255

Net Income for the period ended June 30, 2007					(1,086,968)				(1,086,968)

Balance, June 30, 2007	196,143,955	196,144	12,902,005	$287,291	$(13,217,713	) $	(16,425	) $	151,303

Common stock issued for Marketing
750,000 shares @ $0.0180	750,000	750	12,750						13,500

Common stock issued for Website Development
1,958,240 shares @ $0.017 to $0.025	1,958,240	1,958	33,357						57,130

Common stock issued for Rent
1,000,000 shares @ $0.0183	1,000,000	1,000	17,333						18,333

Foreign currency translation gain							(23,646)		(23,646)

Net Income for the period ended June 30, 2008					(562,900)				(562,900)
Balance, June 30, 2008	199,852,195	199,852	12,965,445	287,291	(13,780,613)		(40,072)		(368,096)

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(562,900)	$(1,086,967)
Depreciation and amortization	184,477	166,969
Stock and options issued for services and compensation	48,815	181,900
Stock issued for rent	18,333
Loss on Investment in joint ventures	136,615
Salary accrued as long term liabilities	300,000
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(61,229)	383,358
Decrease(increase) in allowance for bad debt
Decrease (increase) in sales tax refunds	670	(16,514)
Decrease (increase) in inventory	146,884	(15,633)
Decrease (increase) in prepaid expenses	(568)	(34)
Increase (decrease) in customer deposits held	119,698
Increase (decrease) in accounts payable & accrued expenses	(65,376)	199,478
Increase (decrease) in payables to related parties		271,648
Net cash provided (used) by operating activities	265,419	84,605
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(88,112)
Investments	-	0
Investment in technology rights and patents	-	0
Net cash provided (used) in investing activities	(88,112)	0
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing	-	0
Repayment of loans from related parties	(205,080)	(37,937)
Proceeds from sales of stock
Net cash used by financing activities	(205,080)	(37,937)

NET INCREASE (DECREASE) IN CASH	(27,773)	46,231

Other comprehensive gain (loss) - foreign currency translation	(23,647)	7,255

CASH - Beginning of period	58,321	4,435

CASH - End of period	$6,901	$58,321

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-
NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation	48,815	54,288
Options issued for compensation		75,000
Stock issued for professional fees		26,112
Stock issued for rent and expenses	18,333	16,500

The accompanying notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter “the Company” or “FASC”) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Delta, British Columbia, Canada and a demonstration and sales site in Abbotsford, British Columbia, Canada. The Company’s year-end is June 30th.

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

First American Scientific Corp (Malaysia) Bhd. Sdn, - joint venture

On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine in Malaysia. Under the terms of the agreement the joint venture was required to purchase one KDS Micronex Machine and set up a demonstration plant in Malaysia. In August 2004, the Company received 50 % of the outstanding shares of common stock of the joint venture in lieu of payment of a license fee.

During the year ended June30, 2008, the Company received information confirming losses in the Malaysian joint venture and, in accordance with the equity method of accounting for investments in a minority ownership of a substantial unconsolidated venture, the Company reduced the value of its investment in the Malaysian joint venture by$136,615 which represented the Company’s prorated share of losses through June 30, 2008. For the year ended June 30, 2007 and prior years, the Company had held the investment at cost. The Company expects that the Malaysian activities will increase and that future development and sales activities will provide a return on this investment.

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

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received$700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call and its shareholdings in AGES were diluted to 12%. In June 2007, Hydro Quebec exercised its put option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts. Being unwilling to assume AGES debts which exceeded$1,200,000 Cdn, FASC‘s shareholdings were purged, and a new group has now taken over 100 % control of AGES. (see Note 10)

F-6

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

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

Sodif S..A. de C.V. – Licensee (Mexico)

In June 2007 the Company signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational. The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this calendar year.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At June 30, 2008, accounts receivable were $80,282 with no allowance for doubtful accounts required at the date of preparing these statements. At June 30, 2007 accounts receivable was$ 19,053

A receivable is considered past due if payments have not been received by the Company within 90 days. In 2008 the Company recognized as a bad debt$911 of accounts receivable past due over 180 days and$49,365 in 2007. Any amounts collected at a later date will be included in income.

During the year ended June 30, 2008, the Company had $795,734 in revenue from the sale of three machines and related services.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were$55,830 and $25,627 for the years ended June 30, 2008 and 2007 respectively.

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

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

Concentration of Risk

The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. Its U.S. dollars are maintained in a US dollar bank account in Vancouver, British Columbia, Canada and in a US bank in Washington state, USA.

All accounts receivable sales are booked in US dollars All manufacturing costs and operating costs are primarily incurred in Canadian dollars.

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

Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements ("SFAS 157"), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period. Exchange differences arising on translation are disclosed as a separate component of shareholders’ equity. Any material fluctuations in foreign currency exchange rates could have an impact on our balance sheet as expressed in US dollars.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $13,780,613 through June 30, 2008 and has limited cash resources. The Company recorded increased sales during the year ended June 30, 2008, but generated a net loss of $562,900. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management has established plans to increase the sales of the Company’s products by continued research and development and combining technology with its licensees in Canada, Japan, and Korea through its joint venture in Malaysia. Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

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

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2008, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

Inventory

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4”. This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on the Company.

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

Prepaid Expenses

At of June 30, 2008 and June 30, 2007, prepaid expenses consist of a refundable utility deposit and the unused portion of a legal retainer.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FASC consolidates its financial statements with First American Scientific (Canada) Ltd as it is wholly owned and controlled by FASC.

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

During the year ended June30, 2008, the Company received information confirming losses in the Malaysian joint venture and, in accordance with the equity method of accounting for investments in a minority ownership of a substantial unconsolidated venture, the Company reduced the value of its investment in the Malaysian joint venture

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

by$136,615 which represented the Company’s prorated share of losses through June 30, 2008. For the year ended June 30, 2007 and prior years, the Company had held the investment at cost. The Company expects that the Malaysian activities will increase and that future development and sales activities will provide a return on this investment.

Provision for Taxes

Income tax liability is determined according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2008, the Company had net deferred tax assets of approximately $4,700,000 principally arising from net operating loss carry forwards at an expected rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The change in the deferred tax asset valuation allowance from June 30, 2007 to June 30, 2008 was $1,500,000 bringing the net value of the deferred tax asset to zero.

The significant components of the deferred tax asset at June 30, 2008 and June 30, 2007 were as follows:

	June 30,	June 30,
	2008	2007
Net operating loss carryforward	$13,800,000	$13,200,000
Stock options issued under a non-qualified plan:
For the year ended June 30, 2007	$-	$-
For the year ended June 30, 2008	$-	$-

Deferred tax asset	$4,700,000	$3,200,000
Deferred tax asset valuation allowance	$(4,700,000)	$(3,200,000)

At June 30, 2008, the Company has net operating loss carryforwards of approximately $13,800,000 which expire in the years 2015 through 2025.

Recent Accounting Pronouncements

In February, 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (hereinafter SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements 39628

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling interests in Consolidated Financial Statements, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), Business Combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, goodwill acquired in the business combination, or a gain from a bargain purchase. SFAS 141R is effective for financial statements issued for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity's derivative and hedging activities and improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

Reclassifications

Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. The reclassifications principally consists of the inclusion of expenses recovered in revenue. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue and Cost Recognition

Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectability is reasonably assured and the products are delivered.

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

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

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

The following is a summary of property, equipment, and accumulated depreciation:

	June 30,	June 30,
	2008	2007

Plant assets and equipment	236,383	148,271
Total assets	236,383	148,271
Less accumulated depreciation	(128,243)	(88,948)
	$108,140	$59,323

Depreciation expense for the years ended June 30, 2008 and 2007 was$37,229 and $21,786 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

NOTE 4 – TECHNOLOGY RIGHTS AND PATENTS

Intangible Assets

The Company reassesses the underlying value of its intangible assets annually for impairment. The Technology Rights and Patents are amortized over their expected life.

Technology Licenses

On December 1, 1999 the Company finalized negotiations with Spectrasonic Corp to purchase all rights and patents issued, or to be issued or pending, including all data pertaining to the patent process with respect to the Kinetic Disintegration Machine (“KDS Machine”). Consideration paid to Spectrasonic was 1,000,000 common shares of the Company’s stock at a deemed value of $0.25 per share.

Technology licenses, patents and manufacturing rights are stated at costs accumulated to date. Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30,	June 30,
	2008	2007
Technology rights	$1,905,000	$1,905,000
Patents	272,727	272,727
	2,177,727	2,177,727

Less accumulated amortization	(1,572,289)	(1,427,107)
	$605,438	$750,620

Amortization expense for the year ended June 30, 2008 and 2007 was $145,182 and $145,182 respectively.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company’s estimated ability to sell two machines each year through the year ended June 30, 2009. The following is a summary of the costs of patents approved.

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

During the year ended June 30, 2008, the Company issued 3,708,240 shares of stock as follows: 1,000,000 shares of common stock for rent with a fair market value of$18,333; 750,000 shares of common stock for Marketing with a fair market value of $13,500; and 1,958,240 shares of common stock in payment of website development with a fair market value of $35,315.

During the year ended June 30, 2007, the Company issued 6,300,000 shares of stock as follows: 1,875,000 shares of common stock as payment for management salaries with a fair market value of $75,000; 471,000 shares of common stock in payment of rent with a fair market value of $16,500, 1,354,000 shares of common stock in payment of accounting with a fair market value of $26,112, 500,000 shares of common stock in payment of legal fees with a fair market value of $13,538, 750,000 shares of common stock in payment of advertising with a fair market value of $25,500, 1,350,000 shares of common stock in payment of consulting fees with a fair market value of $25,250.

F-14

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

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

On June 30, 2007 the Board of Directors approved a promise to pay outstanding salaries due to two of its Officers in the aggregate of $450,000 by way of the grant of stock options to purchase 30,000,000 shares at the then fair market value of $0.015 per share once a new stock option plan was authorized.

As of June 30, 2008, the salaries are still unpaid.

There is no express termination date for the options, authorized by the Company’s plans, although the Company’s board may vote to terminate any existing plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available
Equity compensation	exercise of	exercise price of	for future issuance
plans not approved by	outstanding	outstanding	under equity
security holders	options	options	compensation plans

2006 Stock Option Plan	NIL	$0.04	147,805

Total	-		147,805

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2008

The following is a summary of stock option activity:

		Weighted
	Number of	Average Exercise
	Shares	Price

Options outstanding at July 1, 2003	3,309,000	$0
Granted	19,918,600	0
Exercised	(16,918,600)	0
Options outstanding and exercisable at
June 30, 2004	6,309,000	$0

Options outstanding at July 1, 2004	6,309,000	$0
Granted	11,740,000	0
Exercised	(11,740,000)	0
Options outstanding and exercisable at
June 30, 2005	6,309,000	$0

Options outstanding at July 1, 2005	6,309,000	$0.04
Granted	8,016,000	0.04
Exercised	(8,400,000)	0.04
Options outstanding and exercisable at
June 30, 2006	5,925,000	$0.04

Options outstanding at July 1, 2006	5,925,000	$0.04
Granted	375,000	0.025
Exercised	(6,300,000)	0.035
Options outstanding and exercisable at
June 30, 2007 and June 30, 2008	NIL	$0

NOTE 7 - RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock. During the year ended June 30, 2007, 1,875,000 shares were issued to Company Officers to pay management salaries and no stock was issued for this purpose in the year ended June 30, 2008. At June 30, 2008, the Company owed its officers and director $750,000 for accrued wages of which $300,000 is shown as the current portion and$450,000 is shown as a long term liability, plus approximately $58,910 for loans made to the Company.

At June 30, 2007, the Company owed its officers and directors $450,000 for accrued wages and approximately $263,990 for loans made to the Company.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company has no long term lease commitments. The Company rents its premises on a month to month basis.

FIRST AMERICAN SCIENTIFIC CORP. Notes to Consolidated Financial Statements June 30, 2008

NOTE 9 – JOINT VENTURES

First American Scientific Corp (Malaysia) Bhd. Sdn, (Joint venture)

On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine. Under the terms of the agreement, the joint venture purchased one KDS Micronex Machine from FASC at a cost and set up a demonstration plant in Malaysia.

Up to and including the year ended June 30, 2007, the Company accounted for its investment in the Malaysian joint venture in with APB 18 at cost. The investment was valued at the agreed upon purchase price of the 21 year license for the KDS technology. Due to the passage of time, in the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date.

Alternative Green Energy Systems Inc - (AGES)

In January 2002, FASC entered into a joint venture agreement with Thermix Combustion Systems Inc. to combine FASC's KDS System and Thermix's suspension dust burning technology and engineering expertise specifically for the processing of biomass pulp sludge. A new company called AGES was incorporated to manage the agreement in which FASC owned 50% .

In March 2002, Hydro Quebec Capitech Inc. was admitted as a shareholder in AGES after agreeing to invest $1,000,000 CDN in the joint venture. By March 1, 2003, Hydro Quebec Capitech Inc.’s full investment had been received diluting FASC’s shareholdings to 40%.

In September 2005, AGES issued a cash call to all its shareholders. In October 2005, AGES received$700,000 Cdn in new funding from its other shareholders. FASC did not participate in the September cash call and its shareholdings in AGES were diluted 12%.

In June 2007, Hydro Quebec Capitech exercised its put option and forced the sale of 100% AGES to a third party for one dollar plus the assumption of AGES debts which exceeded $1,200,000CDN reducing FASC’s shareholdings to zero %. (see Note 10)

NOTE 10 – SUBSEQUENT EVENTS

On September 16, 2008, after allowing AGES sufficient time to remedy deficiencies in its Technology License, since no payments were received FASC cancelled AGES ‘s Technology License and repossessed the KDS machine in AGES possession. If salvageable, it will be returned to inventory.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our financial statements for the period from inception to June 30, 2008, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, telephone (509) 838-5111, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

PART III

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by First American Scientific Corp.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

     Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

     Management of First American Scientific Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

*

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

*

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

     Lack of Appropriate Independent Oversight. The board of directors has not provided an appropriate level of independent oversight of the Company’s consolidated financial reporting and procedures for internal control over financial reporting. The one independent director does not provide oversight of the adequacy of financial reporting and internal control procedures. In addition, management lacks the necessary technical accounting resources to prepare the Company’s financial reporting with an appropriate degree of technical accuracy. As a result, required material adjustments were identified by the auditors.

     As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

     This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

     As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Involvement in Certain Legal Proceedings

     Other than as described in this section, to the Company’s knowledge, during the past five years, no present or former director or executive officer of the Company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     The Company does not have a separately designated, independent audit committee. Audit committee functions are performed by its board of directors, none of whom are deemed independent. All directors also hold positions as Company officers. Audit committee responsibilities that the board currently fulfills are: (1) selection and oversight of its independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by future employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditors and any outside advisors engagement by the audit committee. Specifically with respect to audit committee responsibilities, the Company’s board met once last year. All directors participated in the meeting.

Audit Committee Financial Expert

     None of the Company’s directors or officers have the qualifications or experience to be considered a financial expert. Because of the Company’s limited operations, management believes the services of a financial expert are not warranted at this time.

Code of Ethics

     The Company has adopted a corporate code of ethics. The Company believes its code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

     The Company have a disclosure committee and disclosure committee charter. The Company’s disclosure committee is comprised of all of its officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about it and the accuracy, completeness and timeliness of the Company’s financial reports.

Section 16(a) of the Securities Exchange Act of 1934

     The Company’s officers, directors and owners of 10% or more of its outstanding shares of common stock have filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     The Company has no compensation policies. Compensation arrangements and policies for these directors and officers is established by the board of directors on a case by case basis.

     The Company does not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance. While the Company has granted some stock options, no formal plans have been adopted.

Executive Officer Compensation Table - [1]
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John Brian Nichols	2008	150,000	0	0	0	0	0	0	150,000
President and CEO	2007	150,000	0	0	0	0	0	0	150,000
	2006	150,000	50,000	0	0	0	0	0	200,000

Cal Kantonen	2008	150,000	0	0	0	0	0	0	150,000
CFO and Treasurer	2007	150,000	0	0	0	0	0	0	150,000
	2006	150,000	50,000	0	0	0	0	0	200,000

David Gibson	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

[1]	All compensation received by the officers and directors has been disclosed.

Future Compensation of Officers

     The Company plans to pay the following salaries in 2009, subject to the Company beginning able and generating sufficient funds to pay the same:

Cal Kantonen	Treasurer and CFO	$150,000
Brian Nichols	President and CEO	$150,000

Employment Agreements

     The Company has not entered into employment agreements with any of its executive officers. The Company anticipates that it may enter into employment agreements with its new officers as they are appointed.

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors, other than three incentive stock option plans. Under each Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to the Company.

     The 2006 Plan registered 10,000,000 shares, to October 10, 2008 9,952,815 have been granted and exercised and 47,185 are remaining in the Plan.

     Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs"), and freestanding SARs made during fiscal 2005 to each of the named executive officers is reflected in the table below.

	Option/SAR Grants in Fiscal 2008

	Individual Grants
	Number of Securities	Percent of Total
	Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees	or Base	Expiration
Name	(#)	in Fiscal Yr	Price	Date
John Brian Nichols	Nil	50%	$0.0	n/a
Cal Kantonen	Nil	50%	$0.0	n/a

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

Aggregated Option/SAR Exercises in Fiscal 2008
and Option/SAR Values at June 30, 2008

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
John Brian Nichols	nil	nil	nil	nil	nil	nil
Cal Kantonen	nil	nil	nil	nil	nil	nil

Long-Term Incentive Plan Awards

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

Compensation of Directors

     The Company does not have any plans to pay its directors any money. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors. The board has not implemented a plan to award options to any directors. The Company has no director’s service contracts.

Director's Compensation Table
	Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John Brian Nichols	0	0	0	0	0	0	0
Cal Kantonen	0	0	0	0	0	0	0
David Gibson	0	0	0	0	0	0	0

Pension Benefits and Compensation Plans

     The Company does not have any pension benefits or compensation plans.

Potential Payments Upon Termination or Change-in-Control

     SEC regulations state that the Company must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to its executive officers in connection with any termination of employment or change in control of the Company. The Company currently has no employment agreements with any of its executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of its executive officers, from a change-in-control, or from a change in any executive officer's responsibilities following a change-incontrol.

Family Relationships

     There are no familial relationships among the executive officers and directors.

Director Independence

     Messrs. Nichols, Kantonen and Gibson are not independent because they are officers of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth, as of June 30, 2008, the total number of shares owned beneficially by each of the directors and officers of the Company individually and as a group, and each person who is known by the Company to beneficially own more than 5% of the Company’s total outstanding shares. Percentage of beneficial ownership is based on 199,852,185 shares of common stock outstanding as of June 30, 2008. The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Unless provided otherwise, the address of each person listed on the table is c/o First American Scientific Corp., # 26 – 7621 Vantage Way, Delta, British Columbia, Canada V4G 1A6.

	Number of		Percent of
Name of owner	Shares	Position	Class

Brian Nichols	7,936,500	President, Principal Executive Officer and a Director	3.9%

Cal Kantonen	9,805,600	Chairman of Board of Directors, Treasurer and	4.9%
		Principal Financial Office

David Gibson	450,000	Secretary and a Director	0.2%

All officers and directors
as a group (3)	18,192,100		9.0%

Future Sales of Shares

     A total of 199,852,185 shares of common stock were issued and outstanding as of June 30, 2008. Of the 199,852,185 shares outstanding, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE.

     During the year ended June 30, 2008, no related party wages were paid with stock.

     At June 30, 2008, the Company owed its officers a total of $58,910 for loans and $750,000 for unpaid salaries.

     During the year ended June 30, 2008, the Company issued stock options from its stock option plan to acquire up to 3,750,000 shares of common stock to its officers and employees at exercise prices ranging from $0.04 which were equal to the fair market value of the stock on the date of grant. All of these options have been exercised.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the Company’s audit of annual financial statements and review of financial statements included in its Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$45,000	Williams & Webster, P.S.
2007	$30,000	Williams & Webster, P.S.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

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

     (5) The Company’s pre-approval policies and procedures for the board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

ITEM 15.  EXHIBITS

     The following exhibits are filed as part of this report pursuant to Item 601 of Regulation S-K:

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	1995	3.1
3.2	Bylaws.	10-SB	1995	3.2
3.3	Articles of Incorporation of First American	10-KSB	4/29/98	3.3
	Scientific (Canada).
3.4	Amended Articles of Incorporation.	S-8	9/08/98	1.3
4.1	Specimen Stock Certificate.	10-SB	1995	4.1
10.1	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1
10.2	Termination Agreement with Zeo-Tech Enviro	10-QSB	1/31/06	10.1
	Corp., C2C Zeolite Corp., Thelon Ventures Ltd.
	and United Zeolite Products Ltd.
10.3	Technology License Agreement - Malaysia.	10-KSB	9/28/06	10.1
10.4	Technology License Agreement - Japan.	10-KSB	9/28/06	10.2
10.7	2006 Nonqualified Stock Option Plan.	S-8	10/31/06	10.1
14.1	Code of Ethics.	10-KSB	10/08/03	14.1
21.1	Subsidiaries of the Company.				X
23.1	Consent of Williams & Webster, P.S.				X

28.1	Consultant and Employee Stock Compensation	10	-SB	1995	28.1
	Plan.

31.1	Certification of Principal Executive Officer					X
	pursuant Section 302 of the Sarbanes-Oxley Act
	of 2002.

31.2	Certification of Principal Financial Officer					X
	pursuant Section 302 of the Sarbanes-Oxley Act
	of 2002.

32.1	Certification of Chief Executive Officer pursuant					X
	Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant					X
	Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Representative Agreement with Environmental	10	-KSB	10/08/03	99.1
	Management Systems Institute Inc.

99.2	Audit Committee Charter.	10	-KSB	10/08/03	99.2

99.3	Disclosure Committee Charter.	10	-KSB	10/08/03	99.3

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November, 2008.

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

Signatures	Title	Date

JOHN BRIAN NICHOLS	President, Principal Executive Officer and	November 4, 2008
John Brian Nichols	member of the Board of Directors

CALVIN L. KANTONEN	Treasurer, Principal Financial Officer and	November 4, 2008
Calvin L. Kantonen	Chairman of the Board of Directors

DAVID GIBSON	Secretary and member of the Board of Directors	November 4, 2008
David Gibson

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form		Date	Number herewith
3.1	Articles of Incorporation.	10	-SB	1995	3.1
3.2	Bylaws.	10	-SB	1995	3.2
3.3	Articles of Incorporation of First American	10	-KSB	4/29/98	3.3
	Scientific (Canada).
3.4	Amended Articles of Incorporation.	S	-8	9/08/98	1.3
4.1	Specimen Stock Certificate.	10	-SB	1995	4.1
10.1	2005 Nonqualified Stock Option Plan.	S	-8	2/14/05	10.1
10.2	Termination Agreement with Zeo-Tech Enviro	10	-QSB	1/31/06	10.1
	Corp., C2C Zeolite Corp., Thelon Ventures Ltd.
	and United Zeolite Products Ltd.
10.3	Technology License Agreement - Malaysia.	10	-KSB	9/28/06	10.1
10.4	Technology License Agreement - Japan.	10	-KSB	9/28/06	10.2
10.7	2006 Nonqualified Stock Option Plan.	S	-8	10/31/06	10.1
14.1	Code of Ethics.	10	-KSB	10/08/03	14.1
21.1	Subsidiaries of the Company.				X
23.1	Consent of Williams & Webster, P.S.				X
28.1	Consultant and Employee Stock Compensation	10	-SB	1995	28.1
	Plan.
31.1	Certification of Principal Executive Officer				X
	pursuant Section 302 of the Sarbanes-Oxley Act
	of 2002.
31.2	Certification of Principal Financial Officer				X
	pursuant Section 302 of the Sarbanes-Oxley Act
	of 2002.
32.1	Certification of Chief Executive Officer pursuant				X
	Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant					X
	Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Representative Agreement with Environmental	10	-KSB	10/08/03	99.1
	Management Systems Institute Inc.

99.2	Audit Committee Charter.	10	-KSB	10/08/03	99.2

99.3	Disclosure Committee Charter.	10	-KSB	10/08/03	99.3