Form 10-Q
period 2008-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2008-11-14
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

# 26 - 7621 Vantage Way
Delta, British Columbia
Canada V4G 1A6
(Address of principal executive offices, including zip code.)

(604) 940-6220
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
199,852,195 as of November 13, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$2,707	$6,901
Accounts receivable, net of allowance	79,138	80,282
Sales tax refunds	27,036	23,552
Prepaid expenses	15,139	967
Inventory	88,417	28,942
TOTAL CURRENT ASSETS	212,437	140,644

PROPERTY AND EQUIPMENT
Property and equipment	218,798	236,383
Less: accumulated depreciation	(125,007)	(128,243)
TOTAL PROPERTY AND EQUIPMENT	93,791	108,140

OTHER ASSETS
Technology rights, net of amortization	485,992	517,742
Patents and manufacturing rights, net of amortization	83,149	87,695
Investments in joint ventures	126,543	126,543
TOTAL OTHER ASSETS	695,684	731,980
TOTAL ASSETS	$1,001,912	$980,764

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$216,209	$163,987
Current portion of wages payable - related parties	300,000	300,000
Deposits on Future Sales	385,963	375,963
TOTAL CURRENT LIABILITIES	902,172	839,950

LONG-TERM LIABILITIES
Wages payable to related parties	525,000	450,000
Loans payable to related parties	122,885	58,910
TOTAL LONG-TERM LIABILITIES	647,885	508,910

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,852,195 shares issued and outstanding, respectively	199,952	199,852
Additional paid-in capital	13,255,636	13,252,736
Accumulated deficit	(13,966,763)	(13,780,613)
Accumulated other comprehensive (gain) loss	(36,971)	(40,072)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(548,145)	(368,096)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$1,001,912	$980,764

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended
		September 30,
		2008		2007
		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$-		$-
Expenses recovered		-		4,918
Total Revenue		-		4,918

COST OF SALES		-		-

GROSS PROFIT		-		-

OPERATING EXPENSES
Advertising		3,067		-
Amortization and depreciation		50,643		41,135
Bad debt expense		1,144		-
Consulting		-		24,194
Marketing		1,984		-
Professional services		14,467		8,077
Wages		93,151		85,239
Research and development		-		4,290
General and administration		23,160		21,814
Rent		4,034		7,357
Total Operating Expenses		191,650		192,105

LOSS FROM OPERATIONS		(191,650)		(187,187)

OTHER INCOME (EXPENSE)
Settlement of trade payable		5,500		-
Interest Income		-		5
Total Other Income (Expense)		-		5

LOSS BEFORE INCOME TAXES		(186,150)		(187,182)

INCOME TAXES		-		-

NET LOSS		(186,150)		(187,182)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income		3,101		(26,687)

COMPREHENSIVE NET LOSS		$(183,049)		$(213,869)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,943,499		196,943,955

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,150)	$(187,183)

Depreciation and amortization	50,643	41,135
Stock and options issued for services and compensation	3,000	-
Salary accrued as long term liabilities	75,000	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	1,144	17,909
Decrease (increase) in sales tax refunds	(3,484)	6,752
Decrease (increase) in inventory	(59,475)	(73,416)
Decrease (increase) in prepaid expenses	(14,172)	-
Increase (decrease)in customer deposits held	10,000	239,310
Increase (decrease)in accounts payable & accrued expenses	52,224	(137,760)
Increase (decrease)in payables to related parties	-	66417
Net cash provided (used) by operating activities	$(71,270)	$(26,836)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided (used) in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement of debt	-	3,979
Loans from related parties	63,975	(5,498)
Net cash used by financing activities	$63,975	$(1,519)

NET INCREASE (DECREASE) IN CASH	(7,295)	(28,355)

Other comprehensive gain (loss) - foreign currency translation	3,101	(26,687)

CASH - Beginning of period	6,901	58,319

CASH - End of period	$2,707	$3,277

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2008

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended June 30, 2008 which was filed with the SEC on November 4, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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
September 30, 2008

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 13,966,763 through September 30, 2008 and has limited cash resources. The Company had no revenue during the quarter ended September 30, 2008 and generated a net loss for the quarter of $186,150. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

Management plans include seeking new capital from new equity securities offerings which may, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital and there are insufficient shares available in treasury that can be issued in order to do so. Management is considering polling its shareholders to authorize an amendment to its authorized capital increase, but if the Company is unable to raise the required capital, then it will be facing a serious impediment to its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impairment of Long-Lived Assets
In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”).SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.”This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2008

In complying with this standard, the Company reviews its long-lived assets annually to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of September 30, 2008, no impairments were deemed necessary.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

FASC consolidates its financial statements with First American Scientific (Canada) Ltd as it is wholly owned and controlled by FASC.

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date. This value will be updated annually.

Revenue and Cost Recognition
Revenues is recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped. During the three months ended September 30, 2008, the Company recorded no revenue.

Cost of Sales include applicable direct material and labor costs and related indirect costs. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Customer Deposits
The Company generally requires its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the order is complete and the equipment is delivered at which time it is booked as revenue. Generally, deposits received are non-refundable. As at September 30, 2008, the Company held deposits totaling $385,963 on three sales.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2009 presentation.

Recent Accounting Pronouncements

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No.14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2008

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

SFAS No 161
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity's derivative and hedging activities and improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. . Management has not determined the effect that adopting this statement would have on the Company’s financial condition or results of operation.

NOTE 3 – COMMON STOCK

During the three months ended September 30, 2008, the Company issued 100,000 shares of restricted common stock for website development valued at $ 3,000. The stock is subject to a six month hold period before it can be sold.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

No new options were granted during the three months ended September 30, 2008.

NOTE 5 – RELATED PARTIES

At September 30, 2008, the Company owed its senior executives and its directors a total of $ 825,000 for unpaid accrued salary and $ 122,885 for short term loans made to the Company compared to June 30, 2008 when it owed a total of $ 750,000 for unpaid accrued salary and $ 58,910 for short term loans.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
September 30, 2008

NOTE 6 – LICENSES – Alternative Green Energy Systems Inc. (“AGES”)

On September 16, 2008, after allowing AGES sufficient time to remedy deficiencies in its Technology License, since no payments were received, the Company cancelled AGES’s Technology License and repossessed the KDS machine in AGES possession. Included in inventory is approximately $16,000 of cost related to our taking possession of this machine.

NOTE 7 – SUBSEQUENT EVENTS

In October 2008, the Company signed two new License agreements granting Marketing rights to the KDS technology in the Eastern USA and in Korea.

In November 2008, the Company signed a conditional Letter of Intent granting Marketing rights to the KDS technology for Russia.

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

On September 30, 2008 we had current assets of $212,437 and current liabilities of $602,173 (excluding management salaries) compared to the previous year on September 30, 2007 when we had $271,755 in current assets and $587,003 in current liabilities. Our working capital ratio on September 30, 2008 is still negative for the second year in a row. The Company no long term debt other than amounts due to its Officers and Directors. The continued decline in working capital is putting strain on the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise some much needed capital.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2009. The Company exceeded this target in fiscal year 2007 and in 2008 and based on existing orders, will exceed the target in 2009. Revenue is booked when the equipment is delivered.

The company requires its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the order complete and the equipment is delivered at which time it is booked as revenue. Generally, deposits received are non-refundable. As at September 30, 2008, the Company held deposits on three sales.

Our auditors have issued a going concern statement because we do not have sufficient cash flow for us to maintain our operation for the next year. Consequently, our management will have to seek additional capital from new equity securities offerings, loans, or other fund raising activities to maintain our operation should new sales and receipt of receivables not materialize.

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date. This value will be updated annually.

As of September 30, 2008 there were 199,952,195 shares of our common stock issued and outstanding.

Results of Operations – Quarter ending September 30, 2008

Revenue from equipment sales for the quarters ending September 30, 2008 and September 30, 2007 was nil. Revenue from expense reimbursement was zero for the quarter ending September 30, 2008 and $4,918 for the quarter ending September 30, 2007.

Net losses for the quarter ended September 30, 2008 were $186,150 compared to a loss of $87,183 for the same period last year. The Company’s auditors have issued a going concern caution meaning we will need to increase sales or raise outside capital in under to continue operating at current levels.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and by earning royalties and license fees.. With the current orders in process, we will book 2 sales in the first part of fiscal year 2009 totaling approximately $500,000 USD, with a third to follow later in the year. These sales will be booked when the equipment is delivered as per our revenue recognition policy.

PROJECT UPDATE

Japan - JP Steelplantech Co. License Agreement

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the agreement, FASC will receive a royalty for each manufactured and machine sold in Japan. Marketing efforts are now underway, and one sale is booked with another pending.

Korea - License Agreement

The license agreement with JNK Heaters Co. Ltd. was cancelled in April 2008 due to non-performance. We have completed negotiations with a new a new group who are now performing their due diligence. The agreements are expected to be formalized next quarter.

Malaysia - FASCM Joint Venture & License Agreement

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scinetific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. An order for two machines has been received with expected delivery in the second or third quarter.

Mexico

In June we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational.

The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this calendar year. The balance of the payment of $47,500 is due in November 2008.

Canada - Alternative Green Energy Systems Inc.

This license was cancelled in September 2008 for non-performance. We repossessed the test machine in AGES possession and returned it to our shop for evaluation and reconditioning. The cost of its recovery was approximately $16,000 which has been recorded as used equipment inventory. Once reconditioned, it will be offered for sale.

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

Continuing Research and Development

We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility is set up in Abbotsford, Canada, to perfect the sludge application and improve the KDS machine drying capabilities. Progress will be announced as it materializes. Presently, due to cash flow limitations, new research is moving ahead slowly as funds become available.

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

Foreign exchange exposure

The Company uses the US dollar as its primary currency and books all our international contracts in US dollars, except for sales to Canadian customers which are booked in Canadian dollars.

The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars. Recent strengthening of the US dollar vs. the Canadian has given us a foreign exchange gain on our Canadian dollar liabilities and a loss on our Canadian assets.

We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations.

Trends

Sales efforts are beginning to bring results with two sales expected to be booked next quarter and a third later this year. Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2009 to be in a range of $800,000 to $1,250,000.

Critical Accounting Policies

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

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of September 30, 2008, no impairments were deemed necessary.

Revenue and Cost Recognition

Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped. During the three months ended September 30, 2008, the Company recorded no revenue.

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

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date. This value will be updated annually.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of June 30, 2008, relating to the lack of appropriate independent oversight and the lack of necessary technical accounting resources described in the Company’s annual report on Form 10-K for the d fiscal year ended June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008.

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