Form 10-Q
period 2008-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2009-02-13
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
199,952,195 as of February 4, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Consolidated Balance Sheets	F -1
	Consolidated Statements of Operations	F -2
	Consolidated Statements of Cash Flows	F -3
	Notes to Financial Statements	F -4

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,	June 30,
	2008	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$86,498	$6,901
Accounts receivable, net of allowance	30,486	80,282
Sales tax refunds	10,954	23,552
Prepaid expenses	4,851	967
Inventory	106,503	28,942
TOTAL CURRENT ASSETS	239,292	140,644

PROPERTY AND EQUIPMENT
Property and equipment	218,798	236,383
Less: accumulated depreciation	-136,342	(128,243)
TOTAL PROPERTY AND EQUIPMENT	82,456	108,140

OTHER ASSETS
Technology rights and Patents, net of amortization	532,847	605,437
Investments in joint ventures	126,543	126,543
TOTAL OTHER ASSETS	659,390	731,980

TOTAL ASSETS	$981,138	$980,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$225,677	$163,987
Current portion of wages payable - related parties	300,000	300,000
Deposits on Future Sales	392,500	375,963
TOTAL CURRENT LIABILITIES	918,177	839,950

LONG-TERM LIABILITIES
Wages payable to related parties	600,000	450,000
Loans payable to related parties	95,576	58,910
TOTAL LONG-TERM LIABILITIES	695,576	508,910

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,852,195 shares issued and outstanding,	199,952	199,852
respectively
Additional paid-in capital	13,255,636	13,252,736
Accumulated deficit	(14,064,766)	(13,780,613)
Accumulated other comprehensive (gain) loss	(23,438)	(40,072)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(632,615)	(368,096)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$981,138	$980,764

The accompanying condensed notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended				Six months ended
		December 31,				December 31,
		2008		2007		2008		2007
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$232,000		$431,890		$232,000		$431,890
Expenses recovered		712		6,382		712		11,306
Total Revenue		232,712		438,272		232,712		443,196

COST OF SALES		104,689		265,563		104,689		265,563

GROSS PROFIT		128,023		172,709		128,023		177,633

OPERATING EXPENSES
Amortization and depreciation		46,572		41,152		94,785		87,040
Bad debt expense		1,152		-		2,296		-
Consulting		-		6,474		-		30,669
Commissions		-		22,533		-		22,533
Marketing		2,500		13,838		7,551		13,838
Professional services		56,310		54,139		70,778		62,216
Salaries and wages		92,276		86,456		187,468		171,695
Research and development		11,642		157		23,091		4,448
General and administration		13,958		31,857		26,059		53,672
Rent		1,615		7,384		5,649		14,740
Total Operating Expenses		226,026		263,990		417,677		460,851

LOSS FROM OPERATIONS		(98,003)		(91,281)		(289,654)		(283,218)

OTHER INCOME (EXPENSE)
Settlement of trade payable						5,500

Total Other Income (Expense)		0		0		5,500		0

LOSS BEFORE INCOME TAXES		(98,003)		(91,281)		(284,154)		(283,218)

INCOME TAXES		-		-		-		-

NET LOSS		(98,003)		(91,281)		(284,154)		(283,218)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income (loss)		13,532		(732)		16,633		(27,419)

COMPREHENSIVE NET LOSS		$(84,471)		$(92,013)		$(267,521)		$(310,637)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		196,393,955		199,905,195		196,268,955

The accompanying condensed notes are an integral part of these financial statements.
F-2

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended
	December 31
	2008	2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(284,154)	$(283,218)

Depreciation and amortization	94,785	87,040
Stock and options issued for services and compensation		13,500
Salary accrued as long term liabilities
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	49,796	(33,973)
Decrease (increase) in sales tax refunds	12,598	1,108
Decrease (increase) in inventory	(77,561)	44,927
Decrease (increase) in prepaid expenses	(3,884)	(363)
Increase (decrease) in customer deposits held	16,537	393,745
Increase (decrease) in accounts payable & accrued expenses	61,690	(16,892)
Increase (decrease) in salaries payable to related parties	150,000	-
Net cash provided (used) by operating activities	19,807	205,874

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	-	(91,921)
Net cash provided (used) in investing activities	-	(91,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement of debt	5,500	-
Loans from related parties	36,666	9,856
Net cash used by financing activities	42,166	9,856

NET INCREASE (DECREASE) IN CASH	61,973	123,809

Other comprehensive gain (loss) - foreign currency translation	17,624	(27,419)

CASH - Beginning of period	6,901	58,320

CASH - End of period	$86,498	$154,710

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 – BASIS OF PRESENTATION

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

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended June 30, 2008 which was filed with the SEC on November 4, 2008. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six month period ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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
December 31, 2008

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at June 30, 2008. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the six months ended December 31, 2008.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 14,088,203 through December 31, 2008, has limited cash resources and generated a net loss for the quarter of $98,003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to substantially increase sales through current channels and develop new sales opportunities. Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

Additionally, management plans include seeking new capital from new equity securities offerings which may, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, there is no assurance that the Company will raise the required capital. If the Company is unable to raise the required capital, then it will assess its future business viability.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2008

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

In complying with this standard, the Company reviews its long-lived assets annually to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of December 31, 2008, no impairments were deemed necessary.

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

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped. During the three months ended December 31, 2008, the Company recorded revenue of $ 232,711.

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

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2008

Recent Accounting Pronouncements
In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No.14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.” Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

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

NOTE 3 – COMMON STOCK

During the six months ended December 31, 2008, the Company did not issued any shares of common stock of the Company.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. This plan was not approved by the Company’s security holders.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2008

No unexercised options were outstanding on December 31, 2008 and no new options were granted during the three months ended December 31, 2008.

NOTE 5 – RELATED PARTIES

At December 31, 2008, the Company owed its senior executives and its directors a total of $ 900,000 for unpaid accrued salary and $ 95,576.15 for short term loans made to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

December 31, 2008

Liquidity and Capital Resources

     We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. In addition to the core patent, new patents for two new applications, one for the cryogenic freezing and shattering scrap rubber and one for separation of precious metals from mineral rock using our equipment have been granted. One other patent application for drying and recovery of fuel and clay from biomass has been submitted and is pending status. Further new registrations have been submitted in Japan, Malaysia and Korea. We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Malaysia, South Korea, Japan, Mexico, Norway and the UK.

     On December 31, 2008 we had current assets of $ $ 239,292 and current liabilities of $618,177 compared to the previous year on December 31, 2007 when we had $ 362,511 in current assets and $862,482 in current liabilities. Our working capital ratio on December 31, 2008 is still negative for the second year in a row. The Company has no long term debt other than amounts due to its Officers and Directors. The continuing decline in working capital is straining the Company’s ability to progress. We are currently talking to several different groups of private investors who have expressed interest to help raise capital.

Accounting issues

     Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2009. The Company exceeded this target in fiscal years 2007 and 2008 and based on existing orders, will exceed the target in 2009. Revenue is recognized when the equipment is delivered.

     The Company requires its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered at which time it is recognized as revenue. Generally, deposits received are non-refundable. As of December 31, 2008, the Company held deposits on two orders.

     As shown in the accompanying financial statements, we have incurred significant losses since inception. The future of our Company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations. These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern. Our auditors have issued a going concern report because we do not have sufficient cash flow to maintain our operation for the next year. Management will have to seek additional capital from new equity securities offerings, loans, or other sources to maintain operations. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date. This value will be updated annually.

     As of December 31, 2008 there were 199,952,195 shares of our common stock issued and outstanding.

Results of Operations – Quarter ending December 31, 2008

     Revenue from equipment sales for the quarter ending December 31, 2008 was 232,712 and for December 31, 2007 was $431,890. Net losses for the quarter were $98,003 compared to a loss of $ 91,281 for the same period last year. The Company’s auditors have issued a going concern report meaning we will need to increase sales or raise outside capital in order to continue in existence.

     The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and from royalties and license fees.. With the current orders in process, we anticipate recognizing one sale next quarter. Sales are recorded when the equipment is delivered as per our revenue recognition policy.

PROJECT UPDATE

Japan - JP Steelplantech Co. License Agreement

     On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the licensing agreement, FASC will receive a royalty for each machine sold in Japan. Marketing efforts are now underway, and two orders have been booked for delivery next quarter.

Korea - License Agreement

     The license agreement with JNK Heaters Co. Ltd. was cancelled in April 2008 due to non-performance. We have completed negotiations with a new a new group who are now performing their due diligence. The agreements and documents are now being formalized, but have not yet been executed.

Malaysia - FASCM Joint Venture & License Agreement

     On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50 % in any excess profits from the operation. An order for two machines has been received with expected delivery in the quarter ended March 31, 2009.

Mexico

     In June 2007 we signed an exclusive marketing agreement with a group in Mexico. One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions. The machine has been delivered and is operational. The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this year. The balance of the payment of $ 47,500 has now been received.

Brazil

     In November 2008, we signed a letter of Agreement in Principle with a new Brazilian group to manufacture and distribute the KDS system in Brazil. Final terms and conditions are now under negotiation.

USA

     In October 2008 we signed an agreement to sell one KDS machine and grant conditional marketing rights for the KDS technology to a customer located on the East Coast of the USA. We received a deposit of $ 132,500 on the order and expect delivery of the KDS machine in February 2009.

Other material contracts:

Canada - City of Prince George, BC

     FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treatment Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date, all trial runs have been satisfactory. After making many modifications, we have reached the Phase I goal of “proof of concept“ as reported by Dayton & Knight P.Eng.’s the City’s project engineers.

     Phase II is underway at our Abbotsford site where some design changes and modifications are being made to handle the much wetter municipal sewage sludge. Results will be announced as they materialize.

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

Inflation

     Inflation has not been a factor affecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

     We rent office space in West Vancouver, British Columbia, Canada which serves as an administrative office and rent a sales office in Delta, British Columbia, and our demonstration facility is nearby in Abbotsford, British Columbia.

Foreign exchange exposure:

     The Company uses the US dollar as its primary currency and records all international contacts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars.

     The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars. Recent strengthening of the US dollar vs. the Canadian has given us a foreign exchange gain on our Canadian dollar liabilities and a loss on our Canadian assets. The reverse would be true if the US dollar was to weaken against the Canadian dollar as was the case in recent history.

     We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

Trends

     Sales efforts are beginning to bring results with two sales expected to be booked next quarter and a third later this year. Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2009 to be in a range of $800,000 to $1,250,000

Critical Accounting Policies

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

Revenue and Cost Recognition

     Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectability is reasonably assured and the products are shipped. During the three months ended December 31, 2008, the Company recorded one sale.

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

ITEM 4.    CONTROLS AND PROCEDURES

Quarterly evaluation of our disclosure controls and internal controls

     (a) Disclosure Controls and Procedures.

     In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of June 30, 2008, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective.

     (b) Changes to Internal Control Over Financial Reporting.

     There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.        EXHIBITS

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of February, 2009.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY:	JOHN BRIAN NICHOLS
John Brian Nichols, President, Principal
Executive Officer and a member of the Board of
Directors

BY:	CALVIN L. KANTONEN
Calvin L. Kantonen, Principal Financial Officer,
Treasurer, and Chairman of the Board Of
Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.