Form 10-Q
period 2009-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2009-05-12
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,952,195 as of April 29, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2009	2008
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$32,717	$6,901
Accounts receivable, net of allowance	54,985	80,282
Sales tax refunds	2,912	23,552
Prepaid expenses	4,695	967
Inventory	12,950	28,942
TOTAL CURRENT ASSETS	108,259	140,644

PROPERTY AND EQUIPMENT
Property and equipment	218,798	236,383
Less: accumulated depreciation	(147,676)	(128,243)
TOTAL PROPERTY AND EQUIPMENT	71,122	108,140

OTHER ASSETS
Technology rights and Patents, net of amortization	496,551	605,437
Investments in joint ventures	126,543	126,543
TOTAL OTHER ASSETS	623,094	731,980

TOTAL ASSETS	$802,475	$980,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$148,813	$163,987
Current portion of wages payable - related parties	300,000	300,000
Deposits on Future Sales	260,000	375,963
TOTAL CURRENT LIABILITIES	708,813	839,950

LONG-TERM LIABILITIES
Wages payable to related parties	675,000	450,000
Loans payable to related parties	76,147	58,910
TOTAL LONG-TERM LIABILITIES	751,147	508,910

COMMITMENTS AND CONTINGENCIES	-	$-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,852,195 shares issued and outstanding, respectively	199,952	199,852
Additional paid-in capital	13,255,636	13,252,736
Accumulated deficit	(14,086,016)	(13,780,613)
Accumulated other comprehensive (gain) loss	(27,058)	(40,072)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(657,485)	(368,096)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$802,475	$980,764

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended				Nine months ended
		March 31,				March 31,
		2009		2008		2009		2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$245,000		$334,133		$477,000		$766,023
Royalties		27,000		-		27,000		-
Expenses recovered		7,014		7,743		7,726		19,044
Total Revenue		279,014		341,876		511,726		785,067

COST OF SALES		131,476		160,021		236,166		425,584

GROSS PROFIT		147,538		181,855		275,560		359,483

OPERATING EXPENSES

Amortization and depreciation		46,259		45,905		141,045		132,944
Bad debt		320		-		2,374		-
Consulting		-		1,242		-		31,910
Commissions		-		912		-		23,445
Marketing		4,170		28,889		46,228		42,727
Professional services		9,692		31,591		46,613		93,807
Salaries and wages		91,339		88,376		279,806		260,071
Research and development		2,894		180		25,885		4,628
Rent		3,373		7,541		9,021		22,281
General and administration		10,741		30,895		35,493		84,566

Total Operating Expenses		168,788		235,531		586,465		696,379

LOSS FROM OPERATIONS		$(21,250)		$(53,676)		$(310,905)		$(336,896)

OTHER INCOME (EXPENSE)
Settlement of trade payable		-		-		5,500		-
Interest		-		-		-		5
Total Other Income (Expense)		-		-		5,500		5

LOSS BEFORE INCOME TAXES		(21,250)		(53,676)		(305,405)		(336,891)

INCOME TAXES		-		-		-		-

NET LOSS		(21,250)		(53,676)		(305,405)		(336,891)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Comprehensive Income (loss)		3,620		-		13,046		-

COMPREHENSIVE NET LOSS		$(17,630)		$(53,676)		$(292,359)		$(336,891)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		197,768,955		199,902,195		197,393,955

  The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(292,359)	$(336,891)

Depreciation and amortization	141,045	132,944
Stock and options issued for services and compensation	3,000	45,333
Salary accrued as long term liabilities
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	25,297	(65,242)
Decrease (increase) in sales tax refunds	20,640	1,011
Decrease (increase) in inventory	15,992	175,827
Decrease (increase) in prepaid expenses	(3,727)	-
Increase (decrease) in customer deposits held	(115,963)	115,103
Increase (decrease) in accounts payable & accrued expenses	(11,970)	(27,370)
Increase (decrease) in salaries payable to related parties	225,000	-
Net cash provided (used) by operating activities	$6,955	$40,715

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	17,585	(91,919)
Net cash provided (used) in investing activities	$17,585	$(91,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement of debt	5,500	-
Proceeds(repayments) related party loans	(17,237)	34,151
Net cash used by financing activities	$(11,737)	$34,151

NET INCREASE (DECREASE) IN CASH	12,803	(17,053)

Other comprehensive gain (loss) - foreign currency translation	13,013	(11,118)

CASH - Beginning of period	6,901	58,320

CASH - End of period	$32,717	$30,149

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

The accompanying condensed notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2009

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

Operating results for the nine month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009.

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
March 31, 2009

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at March 31, 2009.  The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended March 31, 2009.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $14,086,016 through March 31, 2009, has limited cash resources and generated a net loss for the quarter of $21,250. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
March 31, 2009

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

In complying with this standard, the Company reviews its long-lived assets annually to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of March 31, 2009, no impairments were deemed necessary.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary First American Scientific (Canada) Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset has been reduced by its share of the accumulated losses incurred to date. This value will be updated annually.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped.  Revenue from license fees and royalties are recorded when they are received.

During the three months ended March 31, 2009, the Company recorded revenue of $279,014.

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
March 31, 2009

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

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company does not expect SFAS 162 to have a material impact on the preparation of its consolidated financial statements.

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

NOTE 3 – COMMON STOCK

During the nine months ended March 31, 2009, the Company did not issue any shares of common stock of the Company.

NOTE 4 – STOCK OPTIONS

The Company’s board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan.  This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company.  This plan was not approved by the Company’s security holders.
No unexercised options were outstanding on March 31, 2009 and no new options were granted during the three months ended March 31, 2009.

NOTE 5 – RELATED PARTIES

At December 31, 2008, the Company owed its senior executives and its directors a total of $975,000 for unpaid accrued salary and $95,576.15 for short term loans made to the Company.

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

On March 31, 2009 we had current assets of $108,259 and current liabilities of $708,813 compared to the previous year on March 31, 2008 when we had $362,511 in current assets and $862,482 in current liabilities. Our working capital ratio on March 31, 2009 was still negative. The Company has no long term debt other than amounts due to its Officers and Directors. The continuing decline in working capital is straining the Company’s ability to progress.  We are currently talking to several different groups of private investors who have expressed interest to help raise capital.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2009.  The Company exceeded this target in fiscal years 2007 and 2008 and based on existing sales, has already exceeded that target for fiscal year 2009.  Revenue is recognized when the equipment is delivered.

The Company requires its customers to pay a 50% deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered at which time it is recognized as revenue. Generally, deposits received are non-refundable. As of March 31, 2009, the Company held deposits on one machine.

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

Results of Operations – Quarter ending  March 31, 2009

Revenue from equipment sales for the quarter ending March 31, 2009 was $279,014 and for March 31, 2008 was $431,890.  This quarter we received net royalties from two sales made by our licensee in Japan totaling $27,000. Net losses for the quarter were $21,250 compared to a loss of $91,281 for the same period last year. The Company’s auditors have issued a going concern report meaning we will need to increase sales or raise outside capital in order to continue in existence.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and from royalties and license fees. With the current orders in process, we anticipate recognizing one sale next quarter. Sales are recorded when the equipment is delivered as per our revenue recognition policy.

PROJECT UPDATE

Japan - JP Steelplantech Co. License Agreement

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. Under the licensing agreement, FASC will receive a royalty for each machine sold in Japan. Marketing efforts are now producing results, and two machines w*ere sold this quarter in Japan.

Korea -  License Agreement

The license agreement with JNK Heaters Co. Ltd. was cancelled in April 2008 due to non-performance. We have completed negotiations with a new group who are now performing their due diligence. The agreements and documents are now being formalized, but have not yet been finalized.

Malaysia - FASCM  Joint Venture & License Agreement

On July 8, 2004, the Company granted an exclusive license for 21 years to First American Scientific Corp (Malaysia) Bhd. Sdn., to market the KDS system in Malaysia, Thailand, Singapore and Indonesia. FASCM purchased one KDS machine and set up a fully operational demonstration plant in Malaysia. Under the agreement, FASC will receive a royalty for each machine manufactured and sold in the territory and will share 50% in any excess profits from the operation.  An order for two machines has been received with expected delivery next quarter.

Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition was that they purchase a demonstration machine (at wholesale price) and adapt it to the local market and conditions.  The machine has been delivered, paid for and is operational.  The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this year.

Brazil

In November 2008, we signed a letter of Agreement in Principle with a new Brazilian group to manufacture and distribute the KDS system in Brazil.  Formal discussions are still underway. One machine has been fabricated in Brazil and ready for delivery next quarter.

Eastern states, USA

In October 2008 we signed an agreement to sell one KDS machine and grant conditional marketing rights for the KDS technology to a customer located on the East Coast of the USA.  The sale was completed this quarter and the equipment is expected to be commissioned next quarter.

Other material contracts:

Canada - City of Prince George, BC

    FASC has signed a Memorandum of Understanding with the City of Prince George, BC, Canada to assist them at their Waste Water Treatment Plant in solving their environmental cleanup process of sewage sludge using the KDS Micronex System. This will be the first operation of its kind in the world where strictly regulated Class B municipal sludge can be cleaned, bagged, and profitably sold to the public as a soil amendment. The initial runs are being monitored and evaluated by the University of BC, and if acceptable, the City will establish a permanent facility utilizing up to four KDS machines. To date, all trial runs have been satisfactory. After making many modifications, we have reached the Phase I goal of “proof of concept” as reported by Dayton & Knight P.Eng.’s the City’s project engineers.

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

Foreign Operations

We rent office space in Delta, British Columbia, and our demonstration facility is nearby in Abbotsford, British Columbia.

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

In complying with this standard, the Company reviews its long-lived assets annually to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of March 31, 2009, no impairments were deemed necessary.

Revenue and Cost Recognition

Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectability is reasonably assured and the products are shipped.  During the three months ended March 31, 2009, the Company recorded one sale.

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

ITEM 4.         CONTROLS AND PROCEDURES.

Quarterly evaluation of our disclosure controls and internal controls

(a) Disclosure Controls and Procedures.

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on such evaluation, and in light of the previously identified material weakness in internal control over financial reporting, as of March 31, 2009, relating to the lack of appropriate accounting policies and related procedures described in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2008, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were ineffective.

(b) Changes to Internal Control Over Financial Reporting.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2009.

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