Form 10-K
period 2009-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2009-10-01
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2009

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

# 201 – 30758 South Fraser Way
Abbotsford, British Columbia
 Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
(Registrants telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES [   ]     NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
YES [   ]     NO [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. YES [X]     NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]     NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2009: $ 4,998,804.

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

2.           Drying and Grinding of Pulp Sludge

The Company has processed wet (80% moisture) pulp sludge, and has shown that potential exists in converting waste pulp sludge to a dry, fibre-like powder and releasing the kaolin clay concurrently, then burning to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy costs, disposal costs, and environmental problems in the pulp and paper industry.

3.           Drying and Grinding Animal Waste/Municipal Sewage/Food Waste

When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This Acleansing@ of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as create a nutrient rich "clean" end product suitable for recycling as fertilizer.  When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

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

6.           Micronizing of Recycled Glass

When micronizing glass, the process reduces it to a consistent fine dry powder as small as 20 microns which can be used as a strengthener in asphalt, concrete and ceramics.

The KDS Equipment

The KDS uses a patented high speed rotary action to create sufficient kinetic energy to pulverize and dry (micronize) raw materials that are introduced into the chamber without cutting.

The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long by eight feet wide. It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product through the chamber and discharge. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of the KDS machine is greater than ten (10) years and requires ongoing service and replacement of consumables. Routine maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

There are currently three models and variations thereof available designed for various feedstocks and applications.

Patents issued:

Device and Method for Comminution - US Patent #6,024,307 and Canadian patent # 2,218,429

A patent was issued for the KDS as for a Adevice for comminution on November 24, 1998 under U.S. patent number is 6,024,307.

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

Method for Recovery of Fuel and Clay from Biomass – US Patent # 7481385 B2

In November 2002, the Company filed a provisional patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. Some of the subject matter in the application has been approved and the new patent was issued on January 27, 2009.

Ownership of Patents

All patents issued and rights to the technology are owned by the company free and clear of any encumbrances effective December 1, 1999, when they were assigned to the Company from Ashford Holdings Ltd.

Research and Development

The Company continues to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. The Company has determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility is set up in Abbotsford, Canada, to perfect the sludge application and improve the KDS machine drying capabilities. Progress will be announced as it materializes, but, presently, due to cash flow limitations, new research is moving ahead only as funds become available.

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

Manufacturing

Canadian manufacturing of the KDS machine is sub-contracted to Mainland Machinery Limited (MML) in Abbotsford, British Columbia at a fixed price on a case by case basis. Engineering and design assistance are also provided by MML. Our licensees in Malaysia, Japan, and Korea provide for local manufacturing in those countries subject to certain conditions.

Technology Licenses granted as of June 30, 2009

First American Scientific Corp ( Malaysia ) Bhd. Sdn,  -  50/50 joint venture - Malaysia

On July 8, 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine in Malaysia.  Under the terms of the agreement the joint venture was required to purchase one KDS Micronex Machine and set up a demonstration plant in Malaysia. In August 2004, the Company received 50 % of the outstanding shares of common stock of the joint venture in lieu of payment of a license fee. FASCM pays a royalty to FASC for each machine manufactured and sold in the territory.

The joint venture sold two KDS machines in the current fiscal year.

As of June 30, 2009, FASC owns 50 % of the outstanding shares of FASCM.

JP Steelplantech Company – License for Japan

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

Two machines were sold this year in Japan.

JP FASKorea Co. Ltd. -  50/50 joint venture - South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumes prior obligations of JNK Heaters, the previous Korean licensee who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd  pays royalties to FASC for each machine sold in Korea.

The Company received its 50 % of the outstanding shares of common stock of the joint venture in lieu of payment of a license fee.

The joint venture sold one KDS machine in the current fiscal year.

As of June 30, 2009, the Company owns 50 % of the outstanding shares of JP FASKorea Co. Ltd.

Sodif S.A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this year.

No additional KDS machines were sold this year in Mexico.

Cover Technologies Inc – License for eastern USA

In October 2008, we signed an exclusive marketing license with this group for eastern USA.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational and the customer is developing applications for the paper and biomass industries on the eastern seaboard of the USA.

Other than the demonstration machine, no KDS machines were sold this year in eastern USA.

Alternative Green Energy Systems Inc. - cancelled

This license was cancelled for non-performance in September 2008.

Summary of Agreements

Other material contracts or agreements:

Agreement in Principle – Brazil

On November 11, 2008, the Company singed an agreement letter of intent to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. This agreement, if formalized, will result in our ownership of 50% of a newly formed Brazilian joint venture corporation named FAS Brazil Ltda.

Marketing Agreements

During the year, we signed a non-exclusive marketing agreements with several groups to promote and sell the KDS equipment to customers in the USA and Canada.

Employment Agreements

On July 1, 2008, the Company signed Employment Agreements with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, grant of annual stock options, and provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted therein.

Market

The KDS machine has proven viable for softer industrial rock, such as gypsum and zeolite, wood chips or chicken manure (embedded in sawdust), and any biomass at moisture levels below 60%. The Company continues to research and seek potential markets where operation of the equipment is economically viable. Improvements to the equipment continue and we are constantly experimenting to find solutions that increase throughput on various types of products. Each situation presents unique hurdles to be overcome. In the case of rubber, feedstock becomes elastic with rise in temperature and must be pre-frozen before processing to maintain efficient shattering. In the case of biomass and pulp sludge, the product should not exceed 60% moisture content to avoid clogging of the equipment. Wetter feedstock up to 80% can be processed when mixed with a dryer material. In the case of minerals rock, chains must be replaced with hardened steel bars to avoid rapid wear and breakage. In the case of human and animal waste, a de-watering is required prior to processing. Some of these adaptations require additional research and until implemented, there is no certainty that the equipment will be accepted in all the proposed markets.

Competition

The Company has competition from other producers of microfine powders, most of who must use a series of equipment to achieve similar results. Some have much greater financial resources than the Company, but the Company believes its system is more cost effective than these competitors and that we can reasonably expect to attract a share of the marketplace.

Company Facilities

The Company's corporate offices and demonstration facility are located at 201 -30758 South Fraser Way, Abbotsford, British Columbia, Canada, V2T 6L4. The phone numbers are (604) 850 - 8959 and the fax numbers are (604) 850 - 8904.

Subsidiaries and other equity positions

Canada - First American Scientific ( Canada ) Ltd. - 100 % owned by FASC

The Company owns 100% of the outstanding shares of common stock of First American Scientific (Canada) Ltd, a BC company which was formed for the purpose of providing research, development, and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005.

First American Scientific Corp. (Malaysia) Bhd. Sdn, 50/50 joint venture

As of June 30, 2009, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd. Sdn. The joint venture acts as marketing and manufacturing representative under licenses for Malaysia, Thailand, Singapore, and Indonesia. On June 30, 2009, due to the lack of availability of audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co. Ltd. 50/50 joint venture – South Korea

As of June 30, 2009, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under licenses for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

Employees

FAS ( Canada) Ltd currently has two full-time paid employees in Canada.  The company also retains outside consultants and sub-contractors when necessary.

Other

During the fiscal period ending June 30, 2009, the Company settled various accounts owing by issuance of common stock.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.          DESCRIPTION OF PROPERTIES

The Company owns no real property. It leases a 2000 square feet of office space at 201 – 30758 South Fraser Way, Abbotsford, British Columbia, Canada V2T 6L4. The office is leased from ConWest Developments Ltd. pursuant to a 3 year lease agreement. The rent is Cdn $1,200 per month.

In addition, the Company’s demonstration facility is set up on the adjacent site operated by Mainland Machinery Ltd., our equipment fabricator.

As of June 30, 2009, the Company owned one KDS demonstration machine with hoppers and conveyors, an electrical generator system and related test and office equipment with a net book value valued of $59,788 USD.

ITEM 3.          LEGAL PROCEEDINGS

The Company is not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.          SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of shareholders in the year ending June 30, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol FASC. The table shows the high and low bid of the Company's Common Stock for the past two years:

The Company’s shares of common stock are traded on the OTC Bulletin Board operated by the Financial Industry Regulatory Authority or FINRA under the symbol FASC.

On September 18, 2009, the closing price of the Company’s common stock, as reported he OTC Bulletin Board was $0.027. As of June 30, 2009, there were a total of 199,952,185 shares of common stock issued and outstanding. Of these shares, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of June 30, 2009, the Company had approximately 5,000 holders of record of its common stock.

The following table sets forth the quarterly high and low bid prices per share for the Company’s common stock, as reported by the OTC Bulletin Board for the calendar years indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter ended		High	Low
2009
	June 30, 2009	$0.027	$0.020
	March 31, 2009	$0.019	$0.010
	December 31, 2008	$0.013	$0.010
	September 30, 2008	$0.023	$0.016
2008
	June 30, 2008	$0.037	$0.020
	March 31, 2008	$0.018	$0.017
	December 31, 2007	$0.020	$0.017
	September 30, 2007	$0.013	$0.009

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as Abid@ and Aoffer@ quotes, a dealers Aspread@ and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

The Company currently has one equity compensation plan. Prior to 2000, the Company had three additional stock option plans. 47,805 options for shares which authorized under those plans have not been granted.

The Company has recorded the following information under its continuing Incentive Stock Option Plans:

The 2006 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us.  The board of directors is vested with the power to determine the terms and conditions of the options.  The Plan includes 5,000,000 shares.  At June 30, 2009, options to purchase 4,952,195 shares have been granted and exercised, leaving 47,805 shares available for issuance under the 2006 Plan.

Pursuant to employment agreements with its two senior officers, the Company granted options to purchase a total of 28,000,000 shares each at an exercise price of $0.02. As of June 30, 2009, 4,000,000 options have vested under these agreements. Additionally under the terms of these agreements, the officers may, at their election, accept stock or stock options in settlement of any amounts due them. As of June 30, 2009, approximately, $1,100,000 is owed to the officers for back wages and advances and subject to settlement under these terms. As of June 30, 2009, the Company has insufficient authorized shares available to issue in settlement of the terms of these agreements.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans	None	$0.04	47,805
not approved by securities holders

Other options granted pursuant	4,000,000	$0.02	-
to Employment Agreements

Total	4,000,000	$0.02	47,805

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

On June 30, 2009 we had current assets of $272,724 and current liabilities of $666,501 compared to the previous year on June 30, 2008 when we had $140,644 in current assets and $839,950 in current liabilities. Our working capital ratio on June 30, 2009 was negative. The Company has no long term debt other than amounts due to its Officers and Directors, but the continuing decline in working capital is straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and it relies upon loans and salary deferments from two of its senior officers to maintain operations.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows and the Company’s projections to sell at least two machines each year through 2009.  The Company exceeded this target in fiscal years 2008 and 2009, and based on orders on hand, has already exceeded that target for fiscal year 2010.  Revenue is recognized when the equipment is delivered.

The Company requires its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered at which time it is recognized as revenue. Generally, deposits received are non-refundable. As of June 30, 2009, the Company held deposits on two machines.

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  As of June 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to continue a as going concern, and consequently, we have reduced the carrying value of our interest in the Malaysian joint venture to zero and recognized the related loss

During the year we entered into an agreement to form a joint venture in Korea. As of June 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to operate as going concern, and consequently, we have reduced the carrying value of our interest in the Korean joint venture to zero and recognized the related loss.

Going Concern

As shown in the accompanying financial statements, we have incurred significant losses since inception.  The future of our Company is dependent upon our ability to obtain sufficient financing and upon achieving future profitable operations.  These factors, among others, raise substantial doubt about our Company’s ability to continue as a going concern.  Our auditors have issued a going concern report because we do not have sufficient cash flow to maintain our operation for the next year.  Management will have to seek additional capital from new equity securities offerings, loans, revenues or other sources to maintain operations.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2009, there were 199,952,195 shares of our common stock issued and outstanding.

Results of Operations – Year ending June 30, 2009

Revenue from equipment sales for the year ending June 30, 2009 was $714,862 compared to the year ending June 30, 2008 when revenue was $795,734.  This year we sold two machines and received royalties from five machines manufactured and sold by our licensees. Net losses for the current year were $484,562 compared to a loss of $586,547 last year.

During the year, in addition to revenues stated above, the company included an amount of $229,515 in Other Income resulting for the forfeiture of a deposit on future sales by a customer.

Included in expense is an amount of $126,800 which represents the Black-Scholes value of options vesting to two of the Company’s senior officers during the current fiscal year.

The Company’s auditors have issued a going concern report meaning we will need to increase sales or raise outside capital in order to continue in existence.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and from royalties and license fees. With the current orders in process, we anticipate recognizing one sale next quarter and two in the following quarter. Sales are recorded when the equipment is shipped as per our revenue recognition policy.

Project Updates

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

The joint venture sold two KDS machines during the current fiscal year.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

The joint venture sold one KDS machines during the current fiscal year.

JP Steelplantech Company - License for Japan

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan. Two machines were sold this year in Japan.

Sodif S..A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The initial runs have all been successful, and the customer is now developing a unique food product which it advises it will launch later this year. No additional KDS machines were sold this year in Mexico.

Cover Technologies Inc – License for eastern USA

In October 2008, we signed an exclusive marketing license with this group for eastern USA.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational. The customer is now developing applications for the paper and biomass industries on the eastern seaboard of the USA. No additional KDS machines were sold this year in eastern USA.

Other contracts and agreements:

Agreement in Principle  - Brazil

On November 11, 2008, the Company signed an agreement  to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. This agreement, if formalized will result in our ownership of 50 % of a newly formed Brazilian joint venture corporation named FAS Brazil Ltda.

Marketing Agreements

During the year, we signed non-exclusive marketing agreements with several groups to promote and sell the KDS equipment to customers in the USA and Canada.

Employment Agreements

On July 1, 2008 the Company signed an Employment Agreements with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, grant of annual stock options, and provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. These agreements also provide for an acceleration of the total contracted amounts due until the end of term of the contract in case of early termination or due to change of control.

Research and Development

We continue to focus on improving the KDS equipment’s processing capacity and improve efficiencies for several different applications. We have determined that processing of softer materials such as biomass and pulp sludge currently represent the highest and best use for our technology and the most probable to generate sales. A fully equipped demonstration facility is set up in Abbotsford, Canada, to perfect the sludge application and improve the KDS machine drying capabilities. Progress will be announced as it materializes, but, presently, due to cash flow limitations, new research is moving ahead only as funds become available.

Inflation

Inflation has not been a factor affecting current operations, and is not expected to have any material effect on operations in the near future.

Foreign Operations

We rent office space in Abbotsford, British Columbia, Canada, and our demonstration facility is located on the adjacent property.

Foreign exchange exposure

The Company uses the US dollar as its functional currency and records all international contacts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars and then translated to US dollars. These translations are reported as exchange gains and losses and included in Net Income.

The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars.  Recent fluctuations of the US dollar vs. the Canadian has given us a foreign exchange losses on our Canadian dollar liabilities. The reverse would be true if the US dollar was to strengthen against the Canadian dollar as was the case in recent history.  These changes are reported as exchange gains and losses and are included in Net Income. Relative to our total financial position, are not considered material at this time.

We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

Trends

Sales efforts are beginning to bring results with two sales expected to be booked in the 2nd and a third later this year. Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2010 to be in a range of $$ 750,000 to $1,500,000

With seven sales system-wide this year, the Company’s technology is beginning to take hold in the waste to green energy sector, a sector where government support and funding is growing. To meet the expected growth in demand, we recently have expanded our marketing network throughout the USA, Canada and Mexico, and are working with several prospects in Asia and Europe, as well as South America.

Recent Accounting Pronouncements

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.   This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a.	The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b.
The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity.   It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities.   This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity.   This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.   The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity.   This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.   However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.  It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a.
The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b.	The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c.	The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

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

Williams & Webster, P.S.
Certified Publics Accountants & Business Consultants

To the Board of Directors and Stockholders of
First American Scientific Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. and subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

WILLIAMS & WEBSTER, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
September 29, 2009

Bank of America Financial Center 601 W. Riverside. Suite 1940, Spokane; WA 99201 Phone (509) 838-5111 Fax (509) 838-5114	williams-webster.com	Center for Public Company Audit Finns Private Companies Practice SectionAICPA. WSCPA

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

June 30,	June 30,
2009	2008
ASSETS
CURRENT ASSETS
Cash	$33,891	$6,901
Accounts receivable, net of allowance	69,759	80,282
Sales tax refunds	8,115	23,552
Prepaid expenses	4,457	967
Inventory	156,502	28,942
TOTAL CURRENT ASSETS	272,724	140,644
PROPERTY AND EQUIPMENT
Property and equipment	218,798	236,383
Less: accumulated depreciation	(159,010)	(128,243)
TOTAL PROPERTY AND EQUIPMENT	59,788	108,140
OTHER ASSETS
Patents and manufacturing rights, net of amortization	460,256	605,437
Investments in joint ventures ( see Note 9 )	-	126,543
TOTAL OTHER ASSETS	460,256	731,980

TOTAL ASSETS	$792,768	$980,764

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$209,804	$163,987
Salaries payable - related parties ( see Note 7 )	1,027,000	300,000
Advances payable to related parties	82,053	-
Deposits on Future Sales	156,697	375,963
TOTAL CURRENT LIABILITIES	1,475,554	839,950
LONG-TERM LIABILITIES
Wages payable to related parties	-	450,000
Loans payable to related parties	-	58,910
TOTAL LONG-TERM LIABILITIES	-	508,910

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized;	199,952,195 and
199,852,195 shares issued and outstanding, respectively	199,952	199,852
Stock Options	126,800	287,291
Additional paid-in capital	13,255,636	12,965,445
Accumulated deficit	(14,265,175)	(13,780,613)
Accumulated other comprehensive (gain) loss	-	(40,072)
TOTAL STOCKHOLDERS' EQUITY	(682,786)	(368,096)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$792,768	$980,764

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Years ended
		June 30
		2009		2008

REVENUES
Revenues from equipment and machine sales		$480,529		$772,165
Royalty & Licensing fees		224,205		-
Expenses recovered		10,127		23,569
Total Revenue		714,862		795,734

COST OF SALES		250,987		426,827

GROSS PROFIT		463,874		368,906

OPERATING EXPENSES
Advertising		5,370		55,830
Amortization and depreciation		175,949		184,477
Consulting		-		32,673
Marketing		3,000		14,011
Professional services		99,324		91,943
Wages		76,886		52,673
Management Compensation		426,800		300,000
Commissions		-		24,006
Research and development		40,942		4,738
General and administration		54,869		126,859
Bad debt expense		2,296		911
Rent		15,335		25,841
Total Operating Expenses		900,771		913,962

LOSS FROM OPERATIONS		(436,897)		(545,054)

OTHER INCOME (EXPENSE)
Deposits forfeited		229,515		118,764
Forgiveness of Debt		5,500		-
Foreign Exchange Gains ( Losses)		(33,341)		(23,647)
Interest Income		-		5
Impairment of Interest in joint ventures		(249,338)		(136,615)
Total Other Income (Expense)		(47,664)		(41,493)

LOSS BEFORE INCOME TAXES		(484,562)		(586,547)

INCOME TAXPROVISION		-		-

NET INCOME (LOSS)		$(484,562)		$(586,547)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,927,537		197,477,537

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
June 30, 2009

			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2007	196,143,955	$196,144	$12,902,005	$287,291	$(13,217,712)	$(16,426)	$151,303

Common stock issued for Marketing
750,000 shares @ $0.0180	750,000	750	12,750				13,500

Common stock issued for Website Development
1,958,240 shares @ $0.017 to $0.025	1,958,240	1,958	33,357				35,315

Common stock issued for Rent
1,000,000 shares @ $0.0183	1,000,000	1,000	17,333				18,333

Foreign currency translation gain						(23,646)	(23,646)

Net Income for the period ended June 30, 2008					(562,900)		(562,900)

Balance, June 30, 2008	199,852,195	199,852	12,965,445	287,291	(13,780,613)	(40,072)	(368,096)

Common stock issued for Marketing							-
100,000 shares @ $0.03	100,000	100	2,900				3,000
							-
Foreign currency translation gain						40,072	40,072

Options expired			287,291	(287,291)			-
Options vested				126,800			126,800

Net Income for the period ended June 30, 2009					(484,562)		(484,562)

Balance, June 30, 2009	199,952,195	$199,952	$13,255,636	$126,800	$(14,265,175)	$-	$(682,786)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	June 30,	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(484,562)	$(586,547)
Foreign exchange gains from prior years		-
Depreciation and amortization	175,949	184,477
Stock and options issued for services and compensation	129,800	48,815
Share of JV revenues not included in income	27,445
Stock issued for rent	-	18,333
Loss on Investment in joint ventures	249,338	136,615
Salary accrued as long term liabilities	277,000	300,000
Adjustments to reconcile net loss to net cash	-	-
used by operations:	-	-
Decrease (increase) in accounts receivable	10,523	(61,229)
Forgiveness of debt	(5,500)	-
Decrease(increase) in allowance for bad debt	2,296	-
Decrease (increase) in sales tax refunds	15,437	670
Decrease (increase) in inventory	(127,560)	146,884
Decrease (increase) in prepaid expenses	(3,490)	(568)
Increase (decrease)in customer deposits held	(219,266)	119,698
Increase (decrease)in accounts payable & accrued expenses	49,639	(65,376)
Increase (decrease)in payables to related parties	23,143	-

Net cash provided (used) by operating activities	120,192	241,772

CASH FLOWS FROM INVESTING ACTIVITIES
Sale ( purchase)of equipment	-	(88,112)
Net Investments in Joint Venture	(126,543)	-

Net cash provided (used) in investing activities	(126,543)	(88,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans from related parties	-	(205,080)

Net cash used by financing activities	-	(205,080)

NET INCREASE (DECREASE) IN CASH	(6,351)	(51,420)

Foreign exchange gains	33,341	-

CASH - Beginning of period	6,901	58,321

CASH - End of period	$33,891	$6,901

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter “the Company” or “FASC”) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Abbotsford, British Columbia, Canada and a demonstration and sales center on the adjacent site. The Company’s year-end is June 30th.

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

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of June 30, 2009 the Company had a 50%non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia.

JP FASKorea Co Ltd, (South Korea)

As of June 30, 2009, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under license for South Korea.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  At June 30, 2009 and 2008, accounts receivable were $69,759 and $80,282 respectively.  Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

A receivable is considered past due if payments have not been received by the Company for 90 days.  The Company recognized bad debt expense of $ 2,296 and $911 for the years ended June 30, 2009 and 2008 respectively. Any amounts collected at a later date will be included in income.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred. The Company's advertising expenses were $ 5,370 and $ 55,830 for the years ended June 30, 2009 and 2008 respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all cash and short-term investments with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At June 30, 2009, no amounts were accrued as the amounts are deemed to be immaterial.

Comprehensive Income
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (hereinafter "SFAS No. 130").SFAS 130 establishes standards for reporting and displaying comprehensive income, its components and accumulated balances.  SFAS No. 130 is effective for periods beginning after December 15, 1997.The Company adopted this accounting standard and its adoption is reflected in the accompanying financial statements.

As of June 30, 2009 all accounts of the Company which previously gave rise to the recognition of Comprehensive Income have been eliminated.  Included in Net Income for the current year is $40,072 of previously recognized accumulated other comprehensive losses.

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada.  Its U.S. dollars are maintained in a US dollar bank account in Vancouver, British Columbia, Canada and in a US bank in Washington state, USA.

All accounts receivables and sales are booked in US dollars All manufacturing costs and operating costs are primarily incurred in Canadian dollars.

The Company uses the US dollar as its primary currency and records all international contacts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars.

The majority of our operational expenses, are incurred in Canadian dollars.  Recent fluctuations of the US dollar vs. the Canadian has given us a foreign exchange losses on our Canadian dollar liabilities and a gain in the value our Canadian assets. The reverse would be true if the US dollar was to strengthen against the Canadian dollar as was the case in recent history.  These changes are reported as exchange gains and losses and included in Net Income. Relative to our total financial position, these fluctuations are not considered material at this time.

The Company attempts to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

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

At June 30, 2009, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments ( see Note 10 )

Foreign Currency Translation
The Company uses the US dollar as its functional primary currency and records all international contacts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars.

Assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period.  Exchange gains and losses arising on translation are included as a separate component of net income. Any material fluctuations in foreign currency exchange rates could have an impact on our balance sheet as expressed in US dollars.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $14,265,175through June 30, 2009 and has limited cash resources.  The Company recorded increased revenues during the year ended June 30, 2009, but generated a net loss of $484,562. There is still substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

Management plans to increase sales through current channels and develop new sales opportunities.  Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology with its licensees in Canada, Japan, and Korea through its joint venture in Malaysia. Management intends to seek new capital from new equity securities offerings that will, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there is no assurance that the Company will raise the required capital.  If the Company is unable to raise the required capital, or increase revenue, then it will need to assess its future business viability.

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

In complying with this standard, the Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2009, no impairments were deemed necessary.

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress based upon estimated percentage of completion for each machine.  The value of the inventory is based upon the specific identification of each unit.

As of June 30, 2009 & 2008 inventory consisted of only work in progress.

Net Loss Per Share
In June 1999, the Company adopted Statement of Financial Accounting Standards Statement No. 128, “Earnings Per Share.” Basic earnings (net loss) per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiary, First American Scientific (Canada) Ltd. All significant inter-company transactions and balances have been eliminated in consolidation.

The Company accounts for its investment in joint ventures using the equity method.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

FIN No. 46(R) defines equity investments as investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, therefore the Company's share of its equity method investees earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Provision for Taxes
Income tax liability is determined according to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2009, the Company had net deferred tax assets of approximately $4,850,000 principally arising from net operating loss carry forwards at an expected average rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. At June 30, 2009 the net value of the deferred tax asset to zero.

The significant components of the deferred tax asset at June 30, 2009 and June 30, 2008 were as follows:

	June 30,2009	June 30, 2008
Net operating loss carryforward	$14,265,175	$13,780,613
Stock options issued under a non-qualified plan:
For the year ended June 30, 2008	$-	$-
For the year ended June 30, 2009	$126,800	$-

Deferred tax asset	$4,850,000	$3,500,000
Deferred tax asset valuation allowance	$(4,850,000)	$(3,500,000)

At June 30, 2009, the Company has net operating loss carry forwards of approximately $14,265,000 which expire in the years 2015 through 2026.

Recent Accounting Pronouncements
FASB Statement No 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.

FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy. This Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

FASB Statement No 167, “Amendments to FASB Interpretation No. 46(R)”. This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

a. The power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance

b. The obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This Statement amends Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. It is possible that application of this revised guidance will change an enterprise’s assessment of which entities with which it is involved are variable interest entities. This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. Under Interpretation 46(R), a troubled debt restructuring as defined in paragraph 2 of FASB Statement No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings, was not an event that required reconsideration of whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. This Statement eliminates that exception. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The enhanced disclosures are required for any enterprise that holds a variable interest in a variable interest entity. This Statement nullifies FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. However, the content of the enhanced disclosures required by this Statement is generally consistent with that previously required by the FSP.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.

FASB Statement No 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. It also clarifies that the objective of paragraph 9 of Statement 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This Statement modifies the financial-components approach used in Statement 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transfer or has continuing involvement with the transferred financial asset. Additionally, it defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale. The special provisions in Statement 140 and FASB Statement No. 65, Accounting for Certain Mortgage Banking Activities, for guaranteed mortgage securitizations are removed to require those securitizations to be treated the same as any other transfer of financial assets within the scope of Statement 140, as amended by this Statement. Also, this Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor’s beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 165, “Subsequent Events” (SFAS 165). 1. The objective of this Statement is to establish principles and requirements for subsequent events. In particular, this Statement sets forth:

a. The period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

b. The circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements.

c. The disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.

This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. In accordance with the provisions of Statement No. 165, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2008 presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectability is reasonably assured and the products are delivered.

The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress based upon estimated percentage of completion for each machine. The value of the inventory is based upon the specific identification of each unit.

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada. These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada. Any sale outside of Canada is not taxed for this purpose. At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold. Because the Company has more tax credits than taxes collected, as of June 30, 2009 the Company is due a refund of $8,115.

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

Warranties
The Company offers a one year limited warranty to its customers on the products it sells. The company purchases these products under a fixed price agreement with its suppliers/manufacturers who, in turn, offer like warranties to the Company on these products, limiting the Company’s exposure any substantial liability. Consequently, no provision for warranty liability has been recorded in these statements.

NOTE 3 – PROPERTY AND EQUIPMENT

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (hereinafter “SFAS No. 143”).SFAS No. 143 establishes guidelines related to the retirement of tangible long-lived assets of the Company and the associated retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived assets. This statement is effective for financial statements issued for the fiscal years beginning after June 15, 2002.The Company adopted SFAS No. 143 and the adoption has not had a material impact on the financial statements of the Company.

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

The following is a summary of property, equipment, and accumulated depreciation:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

	June 30, 2009	June 30, 2008

Plant assets and equipment	218,798	236,383

Total assets	218,798	236,383
Less accumulated depreciation	(159,010)	(128,243)
	$59,788	$108,140

Depreciation expense for the years ended June 30, 2009 and 2008 was $ 30,767 and $39,295 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2008	June 30, 2008
Technology rights & patents	$2,177,727	$2,177,727

Less accumulated amortization	(1,717,471)	(1,572,290)
	$460,256	$605,437

Amortization expense for the year ended June 30, 2009 and 2008 was$ 145,182 and $145,182 respectively.

The Company reassesses the underlying value of its intangible assets annually for impairment. The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of cash flows and the Company’s estimated ability to sell a minimum of two machines each year.

NOTE 5 – COMMON STOCK

During the year ended June 30, 2008, the Company issued 3,708,240shares of stock as follows: 1,000,000 shares of common stock for rent with a fair market value of $ 18,333; 750,000shares of common stock for Marketing with a fair market value of $13,500; and 1,958,240 shares of common stock in payment of website development with a fair market value of $35,315.

During the year ended June 30, 2009, the Company issued 100,000 shares of stock for marketing and website development valued at $ 3,000.

The Company has not authorized or issued any preferred stock.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

NOTE 6 – STOCK OPTIONS

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

In determining the fair value of options vested in the current fiscal year, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%.As a result, an amount of $ 126,800 was recorded as an expense in the current year.

The Company’s board of directors approved the First American Scientific Corp. 2006 Non-qualified Stock Option Plan. This plan allows the Company to distribute up to 5,000,000 shares of common stock options at a maximum share price of $0.04 to persons employed or associated with the Company. 47,805 shares remain unissued under the Plan. This plan was not approved by the Company’s security holders.

On July 1, 2009, pursuant to the Employment Agreements with two senior officers, the Company is required to grant options to purchase 4,000,000 at an exercise price of $ 0.02The options will be issued upon registration of a new Stock Option Plan.

On June 30, 2009 the Board of Directors committed to pay outstanding salaries due to two of its Officers in the aggregate of $ 1,027,000 by way of the grant of stock options to purchase shares at the fair market at the time of grant. As of June 30, 2009, the amounts remain unpaid, and the options are scheduled to be issued upon the registration of a new Stock Option Plan.

There is no express termination date for the options, authorized by the Company’s plans, although the Company’s board may vote to terminate any existing plan. The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company's open stock option plans:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
Equity compensation plans not	exercise of	exercise price of	future issuance under
approved by security holders	outstanding options	outstanding options	equity compensation plans

2006 Stock Option Plan	none	$0.00	47,805

Future Plans	28,000,000	0.02	28,047,805
Total	28,000,000		28,047,805

The following is a summary of stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Options outstanding and exercisable at
June 30, 2007	5,925,000	$0.04

Options outstanding at July 1, 2007	5,925,000	$0.04
Granted	375,000	0.025
Exercised	(6,300,000)	0.035
Options outstanding and exercisable at
June 30, 2008	0.00	$0.00
Vested during 2009	4,000,000	0.02
Options outstanding at June 30, 2009	4,000,000	0.02

NOTE 7 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock. No stock was issued for this purpose in the years ended June 30, 2008 and June 30, 2009

At June 30, 2008, the Company owed its officers and director $750,000 for accrued wages and approximately $58,910 for loans made to the Company.

At June 30, 2009, the Company owed its officers and directors $1,027,000 for unpaid salary and approximately $82,053 for loans made to the Company. All amounts owed are due on demand and bear no interest.

On July 1, 2008 the Company signed Employment Agreements with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted therein. As of June 30, 2009, the $1,027,000 of unpaid salaries and $82,053 of advances are subject to settlement under these agreements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

During the current fiscal year, we received$54,410 Royalties from our Joint Ventures. We reduced reported revenues by 50%, our share of the equity in the Joint Venture. There were no costs incurred related to these revenues.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company signed a 36 month lease in July 2009 for its current premises payable at a rate of approximately $ 916 US per month ( $ 11,520 per year ) and a total commitment during the lease term of $ 34,560 US.

Employment Agreements ( see Note 7 )

Default in payment of outstanding salaries and amounts due to senior officers
On June 30, 2009 the Board of Directors acknowledged default in the payment of outstanding salaries due in the amount of $ 1,027,000 to two of its senior officers and acknowledged the provision in their employment agreements providing for the issuance of stock and/or stock options, or the provision of collateral to satisfy or secure the debt. On June 30, 2009, the Officers agreed to defer action, giving the Company a reasonable opportunity to register a new Stock Option Plan, failing which, the provision to provide collateral maybe invoked.

NOTE 9 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture
As of June 30, 2009 the Company had a 50%non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea
As of June 30, 2009, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

NOTE 10 – FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

On July 1, 2008, the Company adopted the provisions of SFAS No. 157 related to its financial assets and liabilities measured at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities. Active markets are those in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

The following table discloses by level within the fair value hierarchy the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of June 30, 2009 at fair value on a recurring basis:

		Total	Level 1	Level 2		Level 3
Assets:

Investment in joint ventures		nil	-	-		nil
	$	nil	$-	$-	$	nil

On December 14, 2007 the FASB issued a proposed FASB staff position ("FSP") that would amend SFAS 157 to delay its effective date for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis, that is, at least annually. For items within the scope of the proposed FSP the effective date of SFAS 157 would be delayed to fiscal years beginning after November 15, 2008 (fiscal 2010 for the Company) and interim periods within those fiscal years. During February 2008, the FASB confirmed and made effective the FSP. The Company has chosen not to implement SFAS 157 for non-financial assets and non-financial liabilities at this time.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2009

Changes in level 3 assets measured at fair value on a recurring basis for the year ended June 30, 2009:

		Amounts
Investment in joint venture securities:

Balance at June 30, 2008		$126,543
Acquisitions		150,000
50 % portion of Revenues eliminated		(27,205)

Impairments		249,338
Balance at June 30, 2009	$	nil

The equity securities acquired in 2009 are not actively traded on a stock exchange. Due too lack of reliable financial information, on June 30, 2009 the value of the investment was fully impaired.

NOTE 11– SUBSEQUENT EVENTS

Repayment of a portion of loans to related parties

In July 2009, the Company repaid a portion of the advances payable due to two of its senior officers in the amount of $ 40,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to June 30, 2009, included in this report have been audited by Williams & Webster, P.S., Certified Public Accountants, 601 West Riverside Avenue, Suite 1940, Spokane, Washington 99201, telephone (509) 838-5111, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

PART III

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by First American Scientific Corp.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2008.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management of First American Scientific Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weakness in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

Forming an audit committee made up of independent directors that will oversee management.

Engaging an individual to serve as principal accounting officer to segregate the duties of chief financial officer and principal accounting officer.

Despite the Company’s intention to remedy its material weaknesses in the manner described above, the actions required to accomplish these objectives will require the Company to engage additional personnel which may not be possible in the near term due to our limited financial resources and operations.

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

Employment Agreements

On July 1, 2008 the Company signed Employment Agreements with two of its senior officers providing base salaries, a grant of annual stock options, an option for the issue of stock in lieu of payment for unpaid salaries, and provisions for compensation on termination due to change of control. In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted therein.

The Company was delinquent in filing the required Form 8-K to report this material contract within the time limit prescribed by the SEC.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position
John Brian Nichols	72	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	59	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	68	Secretary and member of the Board of Directors

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

Calvin L. Kantonen - Chairman of the Board of Directors, Treasurer and Chief Financial Officer

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

ITEM 11.        EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We have no compensation policies.  Compensation arrangements and policies for these directors and officers are established by the board of directors on a case by case basis.

We do not currently have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  While we have granted some stock options, no formal plans have been adopted.

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian Nichols	2009	150,000	0	0	63,400	0	0	0	213,500
President and CEO	2008	150,000	0	0	0	0	0	0	150,000
	2007	150,000	0	0	0	0	0	0	150,000

Cal Kantonen	2009	150,000	0	0	63,400	0	0	0	213,500
CFO and Treasurer	2008	150,000	0	0	0	0	0	0	150,000
	2007	150,000	0	0	0	0	0	0	150,000

David Gibson	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2010, subject to the Company beginning able and generating sufficient funds to pay the same:

Cal Kantonen	Treasurer and CFO	$150,000
Brian Nichols	President and CEO	$150,000

Employment Agreements

On  July 1, 2008, the Company signed Employment Agreements with two of its senior officers providing base salaries, a grant of annual stock options, an option for the issue of stock in lieu of payment for unpaid salaries, and provisions for compensation on termination due to change of control.  In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted therein.

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

Option/SAR Grants

There are no stock options, retirement, pension, or profit sharing plans for the benefit of the Company’s officers and directors, other than three incentive stock option plans.  Under each Plan, the board of directors is vested with discretionary authority to grant options to persons furnishing services to the Company.

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

The 2005 Plan registered 10,000,000 shares, 10,000,000 options have been granted and no shares remain in the Plan.

The 2006 Plan registered 5,000,000 shares, 4,952,195 options have been granted and 47,805 shares remain unissued in the Plan.

Information concerning individual grants of stock options, whether or not in tandem with stock appreciation rights (“SARs”), and freestanding SARs made during fiscal 2009 to each of the named executive officers is reflected in the table below.

Option/SAR Grants in Fiscal 2009
Individual Grants

	Number of	Percent of Total
	Securities Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees	or Base	Expiration
Name	(#)	in Fiscal Year	Price	Date
Brian Nichols [1]	2,000,000	50%	$0.02	September 30, 2029
Cal Kantonen [1]	2,000,000	50%	$0.02	September 30, 2029

Aggregated Option/SAR Exercises and Fiscal 2009 Year-End Option/SAR Value Table

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

Aggregated Option/SAR Exercises in Fiscal 2009
and Option/SAR Values at June 30, 2009

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	nil	nil	2,000,000	12,000,000	63,400	380,400
Cal Kantonen	nil	nil	2,000,000	12,000,000	63,400	380,400

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

On July 1, 2008 the Company signed Employment Agreements with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts.

These agreements provide for an acceleration of the total contracted amounts due until the end of term of the contract in case of early termination or due to change of control.

Family Relationships

There are no familial relationships among the executive officers and directors.

Director Independence

Messrs. Nichols, Gibson and Kantonen are not independent because they are our officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 30, 2009, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares.  Percentage of beneficial ownership is based on 199,952,185 shares of common stock outstanding as of June 30, 2008.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.  Unless provided otherwise, the address of each person listed on the table is c/o First American Scientific Corp., # 201 – 30758 South Fraser Way, Abbotsford, British Columbia, Canada V2T 6L4

	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	4,981,700	President, Principal Executive Officer	2.5%
		and a Director

Cal Kantonen	8,380,000	Chairman of Board of Directors,	4.2%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.02%

All officers and directors
as a group (3)	13,811,700		6.9%

Future Sales of Shares

A total of 199,952,185 shares of common stock were issued and outstanding as of June 30, 2009. Of the 199,952,185 shares outstanding, all are free trading with the exception of approximately 13,800,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.  Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended June 30, 2009, no related party wages were paid with stock.

At June 30, 2009, the Company owed its officers a total of $1,109,053 for loans and unpaid salaries.

During the year ended June 30, 2009, we issued stock options from our stock option plan to acquire up to 100,000 shares of common stock to a third party contractor at an exercise price of $0.03 which was equal to the fair market value of the stock on the date of grant. All of these options have been exercised.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$48,500	Williams & Webster, P.S.
2008	$30,000	Williams & Webster, P.S.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Williams & Webster, P.S.
2008	$0	Williams & Webster, P.S.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Williams & Webster, P.S.
2008	$0	Williams & Webster, P.S.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Williams & Webster, P.S.
2008	$0	Williams & Webster, P.S.

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

ITEM 15.	EXHIBITS

The following exhibits are filed with this report:

Exhibit	Document Description
10.1	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.

10.2	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.

10.3	Employment Agreement with J. Brian Nichols.

10.4	Employment Agreement with Calvin L. Kantonen.

10.5	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of September, 2009.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	J. BRIAN NICHOLS
John Brian Nichols
President, Principal Executive Officer and member of the Board of Directors

BY:	CALVIN L. KANTONEN
Calvin L. Kantonen,
Treasurer, Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

J. BRIAN NICHOLS	President, Principal Executive Officer and	September 30, 2009
John Brian Nichols	member of the Board of Directors

CALVIN L. KANTONEN	Treasurer, Principal Financial Officer and	September 30, 2009
Calvin L. Kantonen	Chairman of the Board of Directors

DAVID GIBSON	Secretary and member of the Board of	September 30, 2009
David Gibson	Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.				X

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.				X

10.18	Employment Agreement with J. Brian Nichols.				X

10.19	Employment Agreement with Calvin L. Kantonen.				X

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).				X

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3