Form 10-Q
period 2009-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2009-11-13
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,952,195 as of September 30, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	September 30,	June 30,
	2009	2009
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$122,153	$33,891
Accounts receivable, net of allowance	30,271	69,759
Sales tax refunds	-	8,115
Prepaid expenses	1,142	4,457
Inventory	198,039	156,502
TOTAL CURRENT ASSETS	351,605	272,724

PROPERTY AND EQUIPMENT
Property and equipment	158,400	218,798
Less: accumulated depreciation	(136,105)	(159,010)
TOTAL PROPERTY AND EQUIPMENT	22,295	59,788

OTHER ASSETS
Technology rights and patents, net of amortization	423,962	460,256
Investments in joint ventures ( net )	-	-
TOTAL OTHER ASSETS	423,962	460,256

TOTAL ASSETS	$797,862	$792,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$236,495	$209,804
Salaries payable - related parties	1,037,000	1,027,000
Advances payable to related parties	85,253	82,053
Deposits on Future Sales	189,500	156,697
TOTAL CURRENT LIABILITIES	1,548,248	1,475,554

LONG-TERM LIABILITIES	-	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock Options	253,600	126,800
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(14,459,574)	(14,265,175)

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(750,386)	(682,786)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$797,862	$792,768

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended
		September 30,
		2009		2008
		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$382,368		$-
Expenses recovered		-		-
Total Revenue		382,368

COST OF SALES		222,608		-

GROSS PROFIT		159,760		-

OPERATING EXPENSES
Advertising		-		3,067
Amortization and depreciation		47,609		50,643
Bad debt expense		-		1,144
Marketing		312		1,984
Professional services		22,653		14,467
Management Compensation		201,800		75,000
Salaries and Wages		24,515		18,151
Research and development		25,610		-
General and administration		18,118		23,160
Rent		1,898		4,034
Total Operating Expenses		342,515		191,650

LOSS FROM OPERATIONS		(182,755)		(191,650)

OTHER INCOME (EXPENSE)
Settlement of trade payable		-		5,500
Foreign Exchange Gains (losses)		(11,646)		-
Total Other Income (Expense)		(11,646)		5,500

LOSS BEFORE INCOME TAXES		(194,401)		(186,150)

INCOME TAXES

NET LOSS		(194,401)		(186,150)

OTHER COMPREHENSIVE INCOME (LOSS)		-		3,101

COMPREHENSIVE NET LOSS		$(194,401)		(183,049)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		199,943,499

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30,
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(194,401)	$(186,150)

Adjustments to reconcile net loss to net cash
used by operations:
Depreciation and amortization	47,609	50,643
Stock and options issued for services and compensation	126,800	3,000
Gain (loss) on foreign currency translations	(11,646)	3,101
Decrease (increase ) in:
Accounts receivable	39,488	1,144
Sales tax receivable	8,115	(3,484)
Prepaid expenses	3,315	(14,172)
Inventory	(3,712)	(59,475)
Increase (decrease) in:
Salaries payable - related parties	10,000	75,000
Accounts payable & accrued expenses	26,691	52,224
Customer deposits held	32,803	10,000
Payables to related parties	3,200	-
Net cash provided (used) by operating activities	$88,262	$(68,169)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment - net	-	-
Net cash provided (used) in investing activities	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from related parties	-	63,975
Net cash used by financing activities	$-	$63,975

NET INCREASE (DECREASE) IN CASH	88,262	(4,194)

CASH - Beginning of period	33,891	6,901

CASH - End of period	$122,153	$2,707

Supplemental Disclosure:
Non-cash investing and financing activities:
Transfer of Equipment to Inventory (net)	37,825	-

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended June 30, 2009.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $14,460,000 through September 30, 2009, has limited cash resources and generated a net loss for the quarter of $194,401.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to substantially increase sales through current channels and develop new sales opportunities.  Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees. Additionally, management plans include seeking new capital from new equity securities offerings which may, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there is no assurance that the Company will raise the required capital.  If the Company is unable to raise the required capital, then it will assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impairment of Long-Lived Assets
The carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with guidance on the accounting for impairment or disposal of long-lived assets (Topic 360). We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

In complying with this standard, the Company reviews its long-lived assets annually. As of September 30, 2009, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary First American Scientific (Canada) Ltd.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped.  During the three months ended September 30, 2009, the Company recorded revenue of $382,368.

Revenue from license fees and royalties are recorded when they are received.

KDS machine costs include applicable direct material and labor costs and related indirect costs.  Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements
In September 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This Update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  The amendments in this Update are effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this Update is effective for the first reporting period beginning after issuance. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.

SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The adoption of this Update will have no material effect on the Company’s financial condition or results of operations.

In June, 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). This Statement removes the concept of a qualifying special-purpose entity Statement 140 and removes the exception from applying Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities.

SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The adoption of this statement will have no material affect on the financial statements or results of operations.

In May, 2009, FASB issued ASC 855 Subsequent Events which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company refurbished and sold its demonstration machine to a customer during the quarter. At the time of sale, the equipment sold was transferred to inventory at cost of $ 60,398 less the accumulated depreciation taken to date in the amount of $22,573.  The resultant net cost was expensed as cost of goods sold.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

Depreciation expense for the three month period ended September 30, 2009 and 2008 were $8,500 and $11,917 respectively.

NOTE 4 – COMMON STOCK

During the three months ended September 30, 2009, the Company did not issue any shares of common stock of the Company.

NOTE 5 – STOCK OPTIONS

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

On July 1, 2008, pursuant to the Employment Agreements with two senior officers, the Company was obligated to grant options to purchase 4,000,000 at an exercise price of $ 0.02.

On July 1, 2009, pursuant to the Employment Agreements with two senior officers, the Company was obligated to grant options to purchase 4,000,000 at an exercise price of $ 0.02.

As of September 30, 2009, the Company was obligated to grant a total of 8,000,000 options to its senior officers.

In determining the fair value of options vested, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%.  As a result, an amount of $ 126,800 was recorded as an expense in the current quarter, and an amount of $ 253,600 is recorded as the total value of outstanding obligations to grant stock options.

As of September 30, 2009 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

NOTE 6 – RELATED PARTIES

On June 30, 2009 the Board of Directors committed to pay outstanding amounts due to two of its senior officers by way of the grant of stock options to purchase shares at the fair market value on June 30, 2009.  The options will be issued upon the registration of a new Stock Option Plan.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Condensed Consolidated Financial Statements
September 30, 2009

At September 30, 2009, the Company owed its senior executives and its directors a total of $ 1,037,000 for unpaid accrued salary and $ 85,253 for short term loans made to the Company.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The total lease commitment is $ 46,704 Cdn. After the final payment, the Company has the option to purchase the equipment for $ 10 Cdn. The lease commitment is guaranteed by two of the Company’s directors.

The Company has evaluated subsequent events through to November 12, 2009, the date the financial statements were available for issue.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. Patents applications are pending in Malaysia, Korea and Japan.

We have now reached commercial viability for several of our applications and have entered our marketing phase. To date, we have sold systems in Canada, the United States, Poland, Latvia, Brazil, Malaysia, South Korea, Japan, Mexico, Norway and the UK.

On September 30, 2009 we had current assets of $351,605 and current liabilities of $1,548,248 compared to June 30, 2008 when we had $272,724 in current assets and $1,475,554 in current liabilities. The Company has no long term debt other than amounts due to its Officers in the amount of $1,122,253.  Notwithstanding these amounts, our working capital ratio on September 30, 2009 was negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the loans and salary deferments to maintain operations.

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

The Company requests its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered at which time it is recognized as revenue. Generally, deposits received are non-refundable. As of September 30, 2009, the Company held deposits on one machine in the amount of $189,500.

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  As of June 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to continue as a going concern, and consequently, we reduced the carrying value of our interest in the Malaysian joint venture to one dollar.

During the year ended June 30, 2009, we entered into an agreement to form a joint venture in Korea. As of September 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to operate as going concern, and consequently, we have reduced the carrying value of our interest in the Korean joint venture to zero.

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

As of September 30, 2009, there were 199,952,195 shares of our common stock issued and outstanding.

Results of Operations – Quarter ending September 30, 2009

Revenue from equipment sales for the quarter was $382,368 compared to the zero for the same quarter last year. Sales this quarter were for the sale of two KDS machines. Net losses for the quarter were $194,401 compared to a loss of $183,049 for the same quarter last year.

Generally, sales have been increasing as are marketing efforts system wide are gaining momentum, with seven sales recorded last fiscal year, two sales recorded in the first  quarter, one sale completed in the second quarter and a royalty received for another from one of our joint ventures.

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

The joint venture sold one KDS machine last year and has a second sale pending this year.

JP Steelplantech Company - License for Japan

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan. Two machines have been sold so far under this agreement.

Sodif S..A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The customer is now developing a unique food product which it advises it will launch early next year. No KDS machines have been sold so far under this agreement.

Cover Technologies Inc – License for eastern USA

In October 2008, we signed an exclusive marketing license with this group for eastern USA.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational. The customer is now developing applications for the paper and biomass industries on the eastern seaboard of the USA. No KDS machines have been sold so far under this agreement.

Other  contracts and agreements:

Agreement in Principle  - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. This agreement, which is expected to be formalized next quarter, will result in our ownership of 50 % of a newly formed Brazilian joint venture corporation named FAS Brazil Ltda.

Marketing Agreements

We offer our products for sale worldwide using non-exclusive marketing agreements with local companies who promote and sell our equipment to their customers in their regions.

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

Foreign exchange exposure:

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

Trends

Sales efforts are beginning to bring results with two sales booked in this quarter   and a third completing in the next quarter ending December 31, 2009. Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2010 to be in a range of $ $ 750,000 to $ 1,500,000.

With seven sales system-wide last fiscal year, and two so far this year, the Company’s technology is beginning to take hold in the waste to green energy sector, a sector where international government support and funding is growing. To meet the expected growth in demand, we continue to expand our marketing network throughout the USA, Canada and Mexico, and are working with several prospects in Asia and Europe, as well as South America.

Recent Accounting Pronouncements

This information is disclosed in the Notes to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Internal Controls

a)           Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

b)           Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2009.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and a member of the Board of Directors

BY:	CALVIN L. KANTONEN
Calvin L. Kantonen
Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.