Form 10-Q
period 2009-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2010-02-16
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES [   ]     NO[X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 199,952,195 as of February 11, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	December 31,
	2009	June 30,
ASSETS	(unaudited)	2009
CURRENT ASSETS
Cash	$143,730	$33,891
Accounts receivable, net of allowance	78,563	69,759
Sales tax refunds	15,108	8,115
Prepaid expenses	4,557	4,457
Inventory	-	156,502
TOTAL CURRENT ASSETS	241,958	272,724

PROPERTY AND EQUIPMENT
Property and equipment	249,665	218,798
Less: accumulated depreciation	(148,517)	(159,010)
TOTAL PROPERTY AND EQUIPMENT	101,148	59,788

OTHER ASSETS
Technology rights and Patents, net of amortization	387,666	460,256
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	387,666	460,256

TOTAL ASSETS	$730,772	$792,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$189,386	$209,804
Current portion of wages payable - related parties	1,056,100	1,027,000
Current portion of Capital lease Obligation	5,605	-
Loans payable to related parties	90,545	82,053
Deposits on Future Sales	125,000	156,697
TOTAL CURRENT LIABILITIES	1,466,636	1,475,554

LONG-TERM LIABILITIES
Capital lease Obligations	16,815	-
TOTAL LONG-TERM LIABILITIES	16,815	-

TOTAL LIABILITIES	1,483,451	1,475,554

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock Options	253,600	126,800
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(14,461,867)	(14,265,175)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(752,679)	(682,786)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$730,772	$792,768

The accompanying condensed notes are an integral part of these consolidated financial statements

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three months ended				Six months ended
		December 31,				December 31,
		2009		2008		2009		2008
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$580,447		$232,000		$962,815		$232,000
Royalties		54,000		-		54,000		-
Expenses recovered		3,700		712		3,700		712
Total Revenue		638,147		232,712		1,020,515		232,712

COST OF SALES		376,567		104,689		599,175		104,689

GROSS PROFIT		261,580		128,023		421,340		128,023

OPERATING EXPENSES

Amortization and depreciation		52,234		46,572		99,843		94,785
Bad debt expense		-		1,152		-		2,296
Commissions		4,734		-		4,734		-
Marketing		3,835		2,500		4,147		7,551
Professional services		48,907		56,310		71,536		70,778
Salaries and wages		104,847		92,276		331,162		187,468
Research and development		30,761		11,642		55,116		23,091
Rent		2,953		1,615		4,851		5,649
General and administration		45,459		13,958		64,855		26,059
Total Operating Expenses		293,730		226,026		636,244		417,677

LOSS FROM OPERATIONS		(32,150)		(98,003)		(214,904)		(289,654)

OTHER INCOME (EXPENSE)
Settlement of trade payable		27,921		-		27,921		5,500
Foreign Exchange Gains ( losses )		1,935		-		(9,712)		-
Total Other Income (Expense)		29,856		-		18,209		5,500

LOSS BEFORE INCOME TAXES		(2,294)		(98,003)		(196,695)		(284,154)

INCOME TAXES		-		-		-		-

NET LOSS		(2,294)		(98,003)		(196,695)		(284,154)

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (loss)		-		13,532		-		16,633

COMPREHENSIVE NET LOSS		$(2,294)		$(98,003)		(196,695)		(284,154)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		199,952,195		199,952,195		199,905,195

The accompanying condensed notes are an integral part of these consolidated financial statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31
	2009	2008
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(196,695)	$(284,154)

Depreciation and amortization	94,822	94,785
Stock and options issued for services and compensation	126,800	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(8,804)	49,796
Decrease (increase) in sales tax refunds	(6,993)	12,598
Decrease (increase) in inventory	156,502	(77,561)
Decrease (increase) in prepaid expenses	(13,912)	(3,884)
Increase (decrease) in customer deposits held	(31,696)	16,537
Increase (decrease) in accounts payable & accrued expenses	(20,421)	61,690
Increase (decrease) in salaries payable to related parties	10,190	150,000
Net cash provided (used) by operating activities	$109,793	$19,807

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	(30,867)	-
Net cash provided (used) in investing activities	$(30,867)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement of debt	-	5,500
Capital Lease Obligation	22,420	-
Loans from related parties	8,493	36,666
Net cash used by financing activities	$30,913	$42,166

NET INCREASE (DECREASE) IN CASH	109,839	61,973

Other comprehensive gain (loss) - foreign currency translation	-	17,624

CASH - Beginning of period	33,891	6,901

CASH - End of period	$143,730	$86,498

The accompanying condensed notes are an integral part of these consolidated financial statements

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2009

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

First American Scientific Corp. (hereinafter “the Company” or “FASC”) was incorporated in April 1995 under the laws of the State of Nevada primarily for the purpose of manufacturing and operating equipment referred to as the KDS Micronex System. This patented process has the capability of reducing industrial material such as limestone, gypsum, zeolite, wood chips, bio-waste, rubber and ore containing precious metals to a fine talcum-like powder. The process can significantly increase the end value of the host material. The Company maintains an office in Abbotsford,  British Columbia, Canada and a demonstration and sales site in Abbotsford, British Columbia, Canada. The Company’s year-end is June 30th.

The foregoing unaudited interim financial statements of First American Scientific Corp. (hereinafter “FASC” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10K for the year ended June 30, 2009 In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six month period ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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
December 31, 2009

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $14,462,00, through December 31, 2009 has limited cash resources and continues to operate at a net loss.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to substantially increase sales through current channels and develop new sales opportunities.  Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.  Additionally, management plans include seeking new capital from new equity securities offerings which may, if successful, provide funds needed to increase liquidity, fund internal growth and fully implement its business plan.  However, there is no assurance that the Company will raise the required capital.  If the Company is unable to raise the required capital, then it will assess its future business viability.

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

In complying with this standard, the Company reviews its long-lived assets annually. As of December 31, 2009, no impairments were deemed necessary. Amortization of $36,395 and $72,590 was recognized in the three and six month periods ended December 31, 2009.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2009

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

The Company refurbished and sold its demonstration machine to a customer during the quarter ended September 30, 2009. At the time of sale, the equipment sold was transferred to inventory at cost of $ 60,398 less the accumulated depreciation taken to date in the amount of $22,573.  The resultant net cost was expensed as cost of goods sold.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2009

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The total lease commitment is $ 38,624 including principle, taxes, insurance and interest. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709 USD.

Depreciation expense for the six month period ended December 31, 2009 and 2008 were $27,252 and $21,696 respectively.

NOTE 4 – COMMON STOCK

During the three months ended December 31, 2009, the Company did not issue any shares of common stock of the Company.

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

In determining the fair value of options vested, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%.  As a result, an amount of $ 126,800 was recorded as an expense in the quarter ended December 31, 2009, and an amount of $ 253,600 is recorded as the total value of outstanding obligations to grant stock options.

As of December 31, 2009 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
December 31, 2009

NOTE 6 – RELATED PARTIES

On June 30, 2009 the Board of Directors committed to pay outstanding amounts due to two of its senior officers by way of the grant of stock options to purchase shares at the fair market value on June 30, 2009.  The options will be issued upon the registration of a new Stock Option Plan.

At December 31, 2009, the Company owed its senior executives and its directors a total of  $1,056,100 for unpaid accrued salary and $ 90,545 for short term loans they made to the Company.

NOTE  7 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The total lease commitment is $38,616 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709 USD.

Year ended June 30	Principle	Taxes	Insurance	Interest	Total

2010	$4,204	$504	$648	$1885	$7,241
2011	$5,605	$672	$864	$2,513	$9,654
2012	$5,605	$672	$864	$2,513	$9,654
2013	$5,605	$672	$864	$2,513	$9,654
2014	$1,401	$168	$216	$ 628	$2,413

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to February 11, 2010, the date the financial statements were available for issue.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

We were incorporated April 12, 1995 as a development stage company. We are the owner of the KDS disintegration technology which is patented in the USA, Canada, UK, Europe, Mexico, Australia, and New Zealand. Patents applications are pending in Malaysia, Korea and Japan.

We have now reached commercial viability for several of our applications and have entered our marketing  phase. To date, we have sold systems in Canada, the United States, Poland, Latvia, Brazil, Malaysia, South Korea, Japan, Mexico, and the UK.

On December 31, 2009 we had current assets of  $241,958 and current liabilities of $1,466,636 compared to June 30, 2009 when we had $272,724 in current assets and $1,475,554 in current liabilities.. The current liabilities include amounts owed to its two senior Officers in the amount of $1,146,645.  The Company has $ 16,815 in long term debt under a 48 month capital lease for the purchase of a new generator.  Our working capital ratio on December 31, 2009 was negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the loans and salary deferments from senior management to maintain operations.

Accounting issues

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization  based upon the estimated present value of cash flows. Revenue is recognized when the equipment is delivered.

The Company generally requires its customers to pay a 50% deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered at which time it is recognized as revenue. Generally, deposits received are non-refundable. As of December 31, 2009, the Company held deposits on one machine in the amount of $ 125,000.

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  As of June 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to continue as a going concern, and consequently, we reduced the carrying value of our interest in the Malaysian joint venture to zero.

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

As of December 31, 2009, there were 199,952,195 shares of our common stock issued and outstanding; unchanged from the previous quarter.

Results of Operations – quarter and six months ended December 31, 2009

Revenue from equipment sales for the quarter was $ 638,147 compared to $ 232,712 for the same quarter last year. Sales this quarter were for the sale of two KDS machines and royalties received from four sales from licensees in Asia. Net losses for the quarter were $2,294 compared to a net loss of $ 98,003 for the same quarter last year.

Revenue from equipment sales for the six months period ending December 31, 2009 were $ 1,020,515 compared to $ 232,712 for the same period last year.  Net losses for the six month period were $196,695 compared to a net loss of $ 284,154 for the same period last year.

Generally, sales have been increasing as our marketing efforts system wide are gaining momentum and our products are achieving market acceptance.

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

Project  Updates

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

The joint venture sold two KDS machines during the current fiscal year and has an order for four more machines to be completed next quarter.  Royalties received last fiscal fiscal year amounted to $ 40,291 USD on two sales.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

The joint venture sold one KDS machines last year, has a second sale completing this year.  Royalties received this quarter from Korean sales were $ 13,500 USD.

JP Steelplantech Company - License for Japan

On September 26, 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes.  JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan. Two machines were sold last year and three were sold this year for a total of five sales so far under this agreement.  Royalties received this quarter from Japanese sales was $ 40,500 USD.

Sodif S..A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The customer is now developing a unique food product which it plans to launch early next year. No other KDS machines have been sold so far under this agreement.

Cover Technologies Inc – License for eastern USA

In October 2008, we signed an exclusive marketing license with this group for eastern USA.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational. The customer is now developing applications for the paper and biomass industries on the eastern seaboard of the USA. No other KDS machines have been sold so far under this agreement.

SIA EHT Engineering  – License for Latvia

In October 2009 we signed an exclusive marketing agreement with this company for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The first machine has been delivered and is operational. The customer is has developed a unique algae/fertilizer product which it sells in Northern Africa. One additional KDS machine has been sold under this agreement.

Other  contracts and agreements:

Agreement in Principle  - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. This agreement, which is expected to be formalized in the coming months, will result in the forming of a new Brazilian joint venture corporation named FAS Brazil Ltda. As of December 31, 2009, we were still considering legal strategies concerning foreign ownership in Brazil, and consequently a final agreement has not yet been reached. There is one machine now operational as a demonstration unit in Brazil.

Marketing Agreements

We offer our products for sale worldwide using non-exclusive marketing representatives and local companies who promote and sell our equipment to their customers in their regions.

Employment Agreements with Senior Management

On July 1, 2008 the Company signed an Employment Agreement with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, grant of annual stock options, and provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. These agreements also provide for an acceleration of the total contracted amounts due until the end of term of the contract in case of early termination or due to change of control.

Tabular Disclosure of Contractual Obligations:
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligation
BC Capital	$38,616	$7,241	$19,308	$12,067	nil

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

Foreign exchange exposure:

The Company uses the US dollar as its functional currency and records all international contracts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars and then translated to US dollars.  These translations are reported as exchange gains and losses and included in Net Income.

The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars.  Fluctuations in the value of the US dollar vs. the Canadian dollar affects our Canadian dollar based assets and liabilities. These changes are reported as exchange gains and losses and are included in Net Income. Relative to our total financial position, these changes are not considered material at this time.

We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

Trends

Sales efforts are beginning to bring results. The Company sold two systems this quarter and has a third sale completing next quarter. The Company also received royalties on four sales booked this quarter by licensees and has four more royalties pending orders in progress to complete in the next quarter ending March 31, 2010.

With six sales system-wide last fiscal year, and a total of thirteen so far this year, the Company’s sales program is beginning to produce results, particularly in the waste to green energy sector, a sector where international government support and funding is growing. To meet the expected growth in demand, we continue to expand our marketing network throughout the USA, Canada and Mexico, and are working with several prospects in Asia, Europe, and South America.

Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2010 to be in the range of $ 1,300,000 to $ 2,000,000.

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

b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company has not remediated the material weakness disclosed in our June 30, 2009 Form 10K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of February, 2010.

FIRST AMERICAN SCIENTIFIC CORP.
(Registrant)

BY:	BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and a member of the Board of Directors

BY:	CALVIN KANTONEN
Calvin L. Kantonen
Principal Financial Officer, Treasurer, and Chairman of the Board Of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.