Form 10-Q
period 2010-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2010-05-17
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
 (Address of principal executive offices, including zip code.)

(604) 850-8959
 (telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  199,952,195 as of May 12, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      INTERIM FINANCIAL STATEMENTS

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,
	2010	June 30,
ASSETS	(unaudited)	2009

CURRENT ASSETS
Cash	$2,222	$33,891
Accounts receivable, net of allowance	139,155	69,759
Sales tax refunds	16,832	8,115
Prepaid expenses	1,037	4,457
Inventory	125,145	156,502
TOTAL CURRENT ASSETS	284,391	272,724

PROPERTY AND EQUIPMENT
Property and equipment	267,815	218,798
Less: accumulated depreciation	(161,818)	(159,010)
TOTAL PROPERTY AND EQUIPMENT	105,997	59,788

OTHER ASSETS
Technology rights and Patents, net of amortization	351,371	460,256
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	351,371	460,256

TOTAL ASSETS	$741,759	$792,768

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$393,076	$209,804
Current portion of wages payable - related parties	1,071,100	1,027,000
Current portion of Capital lease Obligation	12,036	-
Loans payable to related parties	116,140	82,053
Deposits on Future Sales	-	156,697
TOTAL CURRENT LIABILITIES	1,592,352	1,475,554

LONG-TERM LIABILITIES
Capital lease Obligations	22,321	-
TOTAL LONG-TERM LIABILITIES	22,321	-

TOTAL LIABILITIES	1,614,673	1,475,554

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock Options	253,600	126,800
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(14,582,102)	(14,265,175)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(872,914)	(682,786)

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY(DEFICIT)	$741,759	$792,768

The accompanying condensed notes are an integral part of these interim consolidated financial statements

3

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
		Three months ended				Nine months ended
		March 31,				March 31,
		2010		2009		2010		2009
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$259,646		$245,000		$1,222,461		$477,000
Royalties				27,000		54,000		27,000
Expenses recovered		7,758		7,014		39,379		7,726
Total Revenue		267,404		279,014		1,315,840		511,726

COST OF SALES		144,374		131,476		743,549		236,166

GROSS PROFIT		123,030		147,538		572,291		275,560

OPERATING EXPENSES

Amortization and depreciation		53,440		46,259		153,283		141,045
Bad debt expense		-		320		-		2,374
Commissions		-		-		4,734		-
Marketing		1,479		4,170		5,626		46,228
Professional services		12,127		9,692		83,662		46,613
Salaries and wages		106,945		91,339		438,107		279,806
Research and development		22,294		2,894		77,410		25,885
Rent		3,431		3,373		8,282		9,021
General and administration		36,138		10,741		100,994		35,493
Total Operating Expenses		235,854		168,788		872,098		586,465

LOSS FROM OPERATIONS		(112,824)		(21,250)		(299,807)		(310,905)

OTHER INCOME (EXPENSE)
Settlement of trade payable								5,500
Foreign Exchange Gains ( losses )		(7,409)				(17,121)
Total Other Income (Expense)		(7,409)		-		(17,121)		5,500

LOSS BEFORE INCOME TAXES		(120,233)		(21,250)		(316,928)		(305,405)

INCOME TAXES		-		-		-		-

NET LOSS		(120,233)		(21,250)		(316,928)		(305,405)

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (loss)		-		3,620		-		13,046

COMPREHENSIVE NET LOSS		$(120,233)		$(17,630)		(316,928)		(292,359)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		199,952,195		199,952,195		199,905,195

The accompanying condensed notes are an integral part of these interim consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(316,928)	$(292,359)

Depreciation and amortization	153,283	141,045
Stock and options issued for services and compensation	126,800	3,000
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(69,396)	25,297
Decrease (increase) in sales tax refunds	(8,717)	20,640
Decrease (increase) in inventory	31,357	15,992
Decrease (increase) in prepaid expenses	3,420	(3,727)
Increase (decrease) in customer deposits held	(156,697)	(115,963)
Increase (decrease) in accounts payable & accrued expenses	158,803	(11,970)
Increase (decrease) in salaries payable to related parties	44,100	225,000
Net cash provided (used) by operating activities	$(33,975)	$6,955

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of equipment	(49,017)	17,585
Net cash provided (used) in investing activities	$(49,017)	$17,585

CASH FLOWS FROM FINANCING ACTIVITIES
Settlement of debt	-	5,500
Capital Lease Obligation	34,357	(17,237)
Loans from related parties	34,087
Net cash used by financing activities	$68,444	$(11,737)

NET INCREASE (DECREASE) IN CASH	(14,548)	12,803

Other comprehensive gain (loss) - foreign currency translation	(17,121)	13,013

CASH - Beginning of period	33,891	6,901

CASH - End of period	$2,222	$32,717

The accompanying condensed notes are an integral part of these interim consolidated financl statements.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2010

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

Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010.

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
March 31, 2010

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $14.6 million through March 31, 2010, has limited cash resources and generated a net loss for the year to date nine month period of $316,928. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to substantially increase sales through current channels and develop new sales opportunities.  Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

As of March 31, 2010 no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2010

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary First American Scientific (Canada) Ltd.  All significant inter-company transactions and balances have been eliminated in consolidation.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, all terms of the contract have been completed, collectibility is reasonably assured and the products are shipped.  During the three months ended March 31, 2010, the Company recorded revenue of $267,404.

Revenue from licensing fees and royalties are recorded when they are received.

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

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605).” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. This update will be affective in the second quarter of 2010. Adoption of this update is not anticipated to have a material impact on the Company’s consolidated results of operation or financial position.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” This ASU requires additional disclosures about significant unobservable inputs and transfers within Level 1 and 2 measurements. Adoption of this update did not have any impact on the Company’s consolidated results of operation or financial position.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (ASC 605): Multiple-Deliverable Revenue Arrangements.”  The guidance modifies the fair value requirements of ASC 605-25 by providing principles for allocation of consideration among its multiple elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. This guidance will be effective for revenue arrangements entered into or materially modified during 2010.  Adoption of this update did not have any impact on the Company’s consolidated results of operation or financial position.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2010

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

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  The guidance provided in this Update is effective for the first reporting period beginning after issuance. The adoption of this statement will have no material effect on the Company’s financial condition or results of operations

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009; the adoption had no material effect on the Company’s financial condition or results of operation.

NOTE 3 – PROPERTY AND EQUIPMENT

The Company reclaimed and refurbished one previously sold Model S-4 KDS machine. This machine, along with ancillary equipment with a capitalized cost of $63,557 is located at our Abbotsford site and is being used as a demonstration unit.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a new bobcat / loader. The total lease commitment is Cdn $23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $1800 Cdn at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $18,150 USD.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2010

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The remaining lease commitment is Cdn $38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 Cdn at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $27,709 USD.

Depreciation expense for the three month period ended March 31, 2010 and 2009 were $14,477 and $12,412 respectively.

NOTE 4 – COMMON STOCK

During the three months ended March 31, 2010, the Company did not issue any shares of common stock of the Company.

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

On July 1, 2008, pursuant to the Employment Agreements with two senior officers, the Company was obligated to grant options to purchase 4,000,000 at an exercise price of $0.02.

On July 1, 2009, pursuant to the Employment Agreements with two senior officers, the Company was obligated to grant options to purchase 4,000,000 at an exercise price of $0.02.

As of September 30, 2009  the Company was obligated to grant a total of 8,000,000 options to its senior officers.

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
March 31, 2010

NOTE 6 – RELATED PARTIES

On June 30, 2009 the Board of Directors committed to pay outstanding amounts due to two of its senior officers by way of the grant of stock options to purchase shares at the fair market value on June 30, 2009.  The options will be issued upon the registration of a new Stock Option Plan.

At March 31, 2010, the Company owed its senior executives and its directors a total of $1,071,100 for unpaid accrued salary and $116,140 for short term loans made to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The remaining lease commitment is $38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709 USD.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $1800 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,150 USD.

Year ended	Principle	Taxes	Insurance	Interest	Total
June 30th

2010	$4,204	$504	$648	$1885	$7,241

2011	$5,605	$672	$864	$2,513	$9,654

2012	$5,605	$672	$864	$2,513	$9,654

2013	$5,605	$672	$864	$2,513	$9,654

2014	$1,401	$168	$216	$628	$2,413

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes to Consolidated Financial Statements
March 31, 2010

NOTE 8 – SUBSEQUENT EVENTS

There are no subsequent events to report. The Company has evaluated subsequent events through to May 14, 2010, the date the financial statements were available for issue.

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

On March 31, 2010 we had current assets of $284,391 and current liabilities of $1,592,352 compared to June 30, 2009 when we had $272,724 in current assets and $1,475,554 in current liabilities. The current liabilities include amounts owed to its two senior Officers in the amount of $1,187,240.  The Company has $34,357 in long term debt under a 48 month capital lease agreement for the purchase of a new generator and a loader.  Our working capital ratio on March 31, 2010 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

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

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  As of June 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is doubt regarding the ability of the joint venture to continue as a going concern, and consequently, we reduced the carrying value of our interest in the Malaysian joint venture to zero.  This valuation is to be reviewed annually.

During the year ended June 30, 2009, we entered into an agreement to form a joint venture in Korea. As of September 30, 2009, due to the lack of availability of audited financial reports, we concluded that there is  doubt regarding the ability of the joint venture to operate as going concern,  and consequently, we have reduced  the carrying value of our interest in the Korean joint venture to zero.  This valuation is to be reviewed annually.

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

As of March 31, 2010 there were 199,952,195 shares of our common stock issued and outstanding; unchanged from the previous quarter.

Results of Operations – March 31, 2010

Revenue from equipment sales for the quarter was $267,404 compared to $279,014 for the same quarter last year. Sales this quarter were for the sale of one KDS machine and recovery of expenses. Net losses for the quarter were $120,233 compared to a net loss of $17,630 for the same quarter last year.

Revenue for the nine months period ending March 31, 2010 was $1,315,840 compared to $511,726 for the same period last year.  Net losses for the nine month period were $316,928 compared to a net loss of $292,359 for the same period last year.

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

Project Updates

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

The joint venture sold two KDS machines during the current fiscal year and four more machines sales to be completed next quarter.  Royalties received last fiscal fiscal year amounted to $40,291 USD on two sales.  Royalties on the next four units sold should be received next quarter.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

The joint venture sold one KDS machines last year, has a second sale is to complete this year.  Royalties received last year were $13,500 and $13,500 has been received so far this year.

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

JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan. Two machines were sold last year and three machines were sold this so far year for a total of five to date in Japan.  Royalties received so far this year were $40,500.

Sodif S.A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with a group in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The customer is now developing a unique food product which it plans to launch in 2010. No other KDS machines have been sold so far under this agreement.

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

SIA EHT Engineering  – License for Latvia

In October 2009 we signed an exclusive marketing agreement with this company for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer is has developed a unique algae/fertilizer product which it sells in Northern Africa. The first demonstration machine was delivered in 2009 and is operational. A second machine was delivered this quarter.

Other  contracts and agreements:

Agreement in Principle  - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than become involved in a joint venture.  A new agreement has been reached and is now being translated into Portuguese which we expect to be signed this quarter.

Memorandum of Understanding – Hong  Kong

The Company has reached an agreement with a Hong Kong engineering firm to run demonstration trials processing sludge from a waste water treatment site in Mainland China. Formal plans and documentation are now being finalized. The project, if successful, will result in the sale of one KDS machine, and could expand to include further multiple sales.

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

The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars.  Fluctuations in the value of the US dollar vs. the Canadian dollar affect our Canadian dollar based assets and liabilities. These changes are reported as exchange gains and losses and are included in Net Income. Relative to our total financial position, these changes are not considered material at this time.

We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

Trends

Sales efforts are beginning to bring results, particularly in the waste to green energy sector, a sector where international government support and funding is growing.  The Company sold one system this quarter and has orders in progress for four units to complete next quarter.

To meet the expected growth in demand we have hired new marketing staff and we continue to expand our marketing network throughout the USA, Canada and Mexico, Asia, Europe, and South America.

Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2010 to be in the range of $1,600,000 to $2,000,000.

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

b)         Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company has not remediated the material weakness disclosed in our June 30, 2009 Form 10-K.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 2010.

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