Form 10-K
period 2010-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2010-10-12
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2010

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

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 6, 2010,   $5,878,565

At October 6, 2010, 199,952,195 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.            DESCRIPTION OF BUSINESS

General

FIRST AMERICAN SCIENTIFIC CORP. (the “Company”) was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and three additional process patents using the equipment. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable “waste to resources” industrial applications for the KDS System, then market, manufacture, sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

Applications of the KDS System

1.           Converting Biomass to Combustible Fuel or Fertilizer

The Company’s research and testing to date indicates that the highest potential use for the equipment is found in pulverizing and drying (micronizing) biomass (wood waste) into a fine, dry combustible fuel that can be incinerated in specialized burners to create BTUs (heat energy), which, in turn, can be converted to electrical power through conventional means. For biomass, the critical value of the process is its ability to act as an industrial dryer which can extract water from wood at below boiling temperature at a significantly lower cost than through other conventional methods.

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

3.           Drying and Grinding Animal Waste/Municipal Sewage/Food Waste

When micronizing animal manures, the system has proven its ability to kill 99% of all pathogens and coliforms during processing earning it an EPA rating as a pesticide device with registered establishment number 73753 CAN - 001 granted to the Company in January 2001. This cleansing of these types of waste products could bring large animal and poultry producers into compliance with EPA regulations as well as create a nutrient rich “clean” end product suitable for recycling as fertilizer.  When micronizing a mixture of food waste, wood waste and chicken manure, a fine, dry, pathogen-free dry powder is produced which is suitable as a high nutrient fertilizer base, as a filler, or, depending on the content, as cattle feed.

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

5.           Micronizing Scrap Rubber

When micronizing rubber, a cryogenic cooling process can facilitate the recycling of scrap rubber by pre-freezing it in a cooling chamber and injecting it through a pneumatic feed system into a pulverizing chamber. The method has proven that the KDS system can pulverize (shatter) rubber into a fine mesh suitable for re-cycling as a base material for other rubber based products. Commercially viable quantities are not yet proven. This process has now been patented, but no further work has been done due to lack of funding.

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

Patents issued:

Device and Method for Comminution - US Patent #6,024,307 and Canadian patent # 2,218,429

A patent was issued for the KDS as a device for comminution on November 24, 1998 under U.S. patent number is 6,024,307.

Cryogenic Comminution of Rubber - US Patent # 6,655,167 B2

On April 20, 2001, the Company filed a patent application in the United States to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing in into a micro-fine powder using the KDS equipment. The patent was issued on December 2, 2003.

Method of Recovery of Precious Metal and Heavy Minerals - US Patent # 6,682,005 B2

On May 4, 2001, the Company filed a patent application in the United States to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. The patent was issued on January 27, 2004.

Method for Recovery of Fuel and Clay from Biomass – US Patent # 7481385 B2

In November 2002, the Company filed a patent application in the United States to protect its research for the processing wet biomass through the KDS equipment. Some of the subject matter in the application was approved as unique and the new patent was issued on January 27, 2009.

    Recovery of Fuel and Clay from Biomass – Japanese Patent # 4487268

In January 2004, the Company filed a patent application in Japan to protect its research for the processing wet biomass through the KDS equipment. Some of the subject matter in the application was approved as unique and the new patent was issued on April 9, 2010.

A Comminuting and Drying Method and its Process  – Japanese Patent # 4546409

In March 2006, the Company filed a patent application in Japan to protect its technology for the process of comminution and drying of materials and its process. The application was approved as unique and the new patent was issued on July 9, 2010.

Dispositivo y Metodo Para Pulverizar  - Mexico Patent # 212680

A patent for a “machine and method for pulvering” based on the core US patent on was issued by the Instituto Mexicano de la Propiedad Industrial was issued on February 27, 2003.

Ownership of Patents

All patents issued and rights to the technology are owned by the company free and clear of any encumbrances.

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

Manufacturing

The Company contracts with a Canadian manufacturer for the production of the KDS machine at a fixed price on a case by case basis. Engineering and design assistance are also provided by the manufacturer. Our licensees in Malaysia, Japan, and Korea provide for local manufacturing in those countries subject to certain conditions.

Technology Licenses granted as of June 30, 2010

First American Scientific Corp ( Malaysia ) Bhd. Sdn,  -  50/50 joint venture - Malaysia

In July 2004, the Company entered into a joint venture agreement with two Malaysian companies to sell and market the KDS Micronex Machine in Malaysia.  Under the terms of the agreement the joint venture was required to purchase one KDS Micronex Machine and set up a demonstration plant in Malaysia. In August 2004, the Company received 50 % of the outstanding shares of common stock of the joint venture in lieu of payment of a license fee.  The license covers Malaysia, Thailand, Singapore, and Indonesia. FASCM pays a royalty to FASC for each machine manufactured and sold in the territory.

The joint venture sold two KDS machines during the current fiscal year with three more units to be expected to be delivered in October 2010. Royalties in the amount of  $ 40,910 USD were received on two sales during fiscal year 2009 and none in fiscal year 2010. .

As of June 30, 2010, FASC owns 50 % of the outstanding shares of FASCM.

JP Steelplantech Company – License for Japan

In September 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan. As part of the agreement JP Steel has paid an up front licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan. Two machines were sold in fiscal year 2009 and four machines were sold this year for a total of six to date in Japan.  Royalties in the amount of  $27,000 and $45,000 were received in fiscal years 2009 and 2010 respectively.

JP Steel Plantech Co. is a well established engineering and equipment manufacturing company owned by four Japanese steel industry companies; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).

JP FASKorea Co. Ltd. -  50/50 joint venture - South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumes prior obligations of JNK Heaters, the previous Korean licensee who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. pays royalties to FASC for each machine sold in Korea.

The Company received its 50 % of the outstanding shares of common stock of the joint venture in lieu of payment of a license fee.

The joint venture sold one KDS machine in the current fiscal year.  Royalties in the amount of $13,500 and $13,500 were received in fiscal years 2009 and 2010 respectively.

As of June 30, 2010, the Company owns 50 % of the outstanding shares of JP FASKorea Co. Ltd.

Sodif S.A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with Sodif S.A. de C.V. in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The customer is now developing a unique food product which it plans to launch in 2010 or early 2011.  No other KDS machines have been sold so far under this agreement.

No KDS machines were sold this year in Mexico.

Cover Technologies Inc – License for eastern USA

In October 2008, we signed an exclusive marketing license with Cover Technologies Inc. for the states of New York, New Jersey, Massachusetts, Connecticut, Rhode Island, Vermont, New Hampshire, Maine and Florida. One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational. The customer is now developing applications for the paper and biomass industries on the eastern seaboard of the USA. No other KDS machines have been sold so far under this agreement.

Other than the demonstration machine sold in fiscal year 2009,  no KDS machines were sold this year under this agreement.

SIA EHT Engineering  – License for Latvia

In October 2009 we signed an exclusive marketing – distributor agreement with SIA EHT Engineering allowing them to purchase our equipment at wholesale prices for resale in Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer has developed a unique algae-based fertilizer which it sells in Northern Africa. The demonstration machine was delivered in 2009 and is operational. A second machine representing a sale to a customer was delivered in fiscal year 2010.

Summary of Agreements

Other material contracts or agreements:

Agreement in Principle – Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than enter into a joint venture.  A new agreement has been reached and is now being translated into Portuguese which we expect to be signed in October 2010.

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

Deposits received on future sales

In May 2007, Company received a deposit of $ 118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer.  At this point in time all communications with the customer ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year 2008. In August 2010, the customer resurfaced and requested a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchase at current market prices. The customer is not prepared to complete the purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

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

Company Facilities

The Company’s corporate offices and demonstration facility are located at 201 -30758 South Fraser Way, Abbotsford, British Columbia, Canada, V2T 6L4. The phone numbers are (604) 850 - 8959 and the fax numbers are (604) 850 - 8904.

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

First American Scientific Corp. (Malaysia) Bhd. Sdn, 50/50 joint venture

As of June 30, 2010, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd. Sdn. The joint venture acts as marketing and manufacturing representative under licenses for Malaysia, Thailand, Singapore, and Indonesia. On June 30, 2009, due to the lack of availability of audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co. Ltd. 50/50 joint venture – South Korea

As of June 30, 2010, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under licenses for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

Employees

First American Scientific (Canada) Ltd. currently has two full-time employees in Canada.  The company also retains outside consultants and sub-contractors when necessary.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.            DESCRIPTION OF PROPERTIES.

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

As of June 30, 2010, the Company owned one KDS demonstration machine with hoppers and conveyors, an electrical generator system and related test and office equipment. This KDS demo unit has been shipped to a customer in Hong Kong on a 90 day trial basis, and may result in a sale if the testing is successful.

ITEM 3.            LEGAL PROCEEDINGS.

Pending Litigation

On October 1, 2010, the Company’s subsidiary, First American Scientific ( Canada ) Ltd, received notice that they have been jointly named as a defendant along with our manufacture in a statement of claim filed in the Supreme Court of Newfoundland and Labrador Action 2010 01 G 4632 for breach of warranty and compensatory damages.  The claim is for unspecified general, special, punitive and aggravated damages.  The Company denies any wrong doing, and considers the claims to be frivolous.  At this time, the Company is unable to determine if any loss is probable or estimate a range of a loss.

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

Quarter ended		High	Low
2010
	June 30, 2010	$0.035	$0.030
	March 31, 2010	$0.027	$0.031
	December 31, 2009	$0.016	$0.018
	September 30, 2009	$0.026	$0.027
2009
	June 30, 2009	$0.027	$0.020
	March 31, 2009	$0.019	$0.010
	December 31, 2008	$0.013	$0.010
	September 30, 2008	$0.023	$0.016

On September 22, 2010, the closing price of the Company’s common stock, as reported by the OTC Bulletin Board was $0.03. As of June 30, 2010, there were a total of 199,952,185 shares of common stock issued and outstanding. Of these shares, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of June 30, 2010, the Company had approximately 5,000 holders of record of its common stock.

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

Securities authorized for issuance under equity compensation plans

The Company currently has one equity compensation plan. Prior to 2000, the Company had three additional stock option plans. There are 47,805 options for shares which authorized under those plans that have not been granted.

The Company has recorded the following information under its continuing Incentive Stock Option Plans:

The 2006 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us.  The board of directors is vested with the power to determine the terms and conditions of the options.  The Plan includes 5,000,000 shares.  At June 30, 2010, options to purchase 4,952,195 shares have been granted and exercised, leaving 47,805 shares available for issuance under the 2006 Plan.

Pursuant to employment agreements with its two senior officers, the Company granted options to purchase a total of 28,000,000 shares each at an exercise price of $0.02. As of June 30, 2010, 8,000,000 options have vested under these agreements. Additionally under the terms of these agreements, the officers may, at their election, accept stock or stock options in settlement of any amounts due them. As of June 30, 2010, approximately, $1,300,000 is owed to the officers for back wages and advances and subject to settlement under these terms. As of June 30, 2010, the Company has insufficient authorized shares available to issue in settlement of the terms of these agreements.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans
not approved by securities holders	None	$0.04	47,805

Other options granted pursuant
to Employment Agreements	8,000,000	$0.02	None

Total	8,000,000	$0.02	47,805

ITEM 6.            SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

On June 30, 2010 we had current assets of $158,203 and current liabilities of $ 1,868,466 compared to June 30, 2009 when we had $ 272,724 in current assets and $1,475,554 in current liabilities. The current liabilities include amounts owed to its two senior Officers in the amount of $1,304,665.  The Company has $ 29,904 in debt under a 48 month capital lease agreement for the purchase of a new generator and a loader.  Our working capital ratio on June 30, 2010 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Critical Accounting Policies

Intangible Assets

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows. Revenue is recognized when the equipment is delivered.

Revenue Recognition

The Company generally requires its customers to pay a 50 % deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered and any performance conditions are met at which time it is recognized as revenue. Generally, deposits received are non-refundable.

Performance guarantees

In a special case, the Company sold one machine during the year and received a partial payment. The intent was to allow the customer, with our assistance, to adapt the equipment to their specific use and local conditions. The final payment is contingent upon achieving those certain performance conditions. To date, those conditions have not been met and the related revenues have not yet been recorded.

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008 the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  Last year, due to the lack of availability of audited financial reports, we concluded that there was doubt regarding the ability of the joint venture to continue as a going concern, and consequently, we reduced the carrying value of our interest in the Malaysian joint venture to zero.

During the year ended June 30, 2009, we entered into an agreement to form a joint venture in Korea. Last year, due to the lack of availability of audited financial reports, we concluded that there was   doubt regarding the ability of the joint venture to operate as going concern, and consequently, we have reduced the carrying value of our interest in the Korean joint venture to zero.

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

As of June 30, 2010 there were 199,952,195 shares of our common stock issued and outstanding; unchanged from the previous year. The Company’s authorized shares are 200,000,000.

Results of Operations – June 30, 2010

Total revenue for the year was $ 1,218,066 compared to $ 714,862 for last year. Revenue this year included the sale of five KDS machine, royalties and the recovery of expenses. Net losses for the year were $664,023 compared to a net loss of $484,560 last year.

Generally, sales have been increasing as our marketing efforts system wide are gaining momentum and our products are achieving market acceptance

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and from royalties and license fees. Sales are recorded when the equipment is shipped as per our revenue recognition policy.

Deposits received on future sales

In May 2007, Company received a deposit of $ 118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer.  At this point in time all communications with the customer ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year 2008. In August 2010, the customer resurfaced and requested a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchase at current market prices. The customer is not prepared to complete the purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

Project Updates

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

The joint venture sold two KDS machines during the fiscal year 2009 with three more units expected to be delivered in fiscal year 2011. Royalties received in fiscal year 2009 amounted to $ 40,291 USD on two sales.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

The joint venture sold one KDS machines last year, has a second sale is to complete next year.  Royalties received in fiscal year 2010 year were $13,500 compared to $13,500 in fiscal year 2009.

Cover Technologies Inc – License for Eastern USA

In October 2008, we signed an exclusive marketing license with Cover Technologies Inc for the states of New York, New Jersey, Massachusetts, Connecticut, Rhode Island, Vermont, New Hampshire, Maine and Florida.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has now been set up and is operational. The customer is now developing applications for the paper and biomass industries on the eastern seaboard of the USA. No other KDS machines have been sold so far under this agreement.

SIA EHT Engineering  – License for Latvia

In October 2009 we signed an exclusive marketing agreement with SIA EHT Engineering for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer is has developed a unique algae-based fertilizer which it sells in Northern Africa. The first demonstration machine was delivered in 2009 and is operational. A second machine was delivered this year.

Other contracts and agreements:

Agreement in Principle  - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture.  A new agreement has been reached and is now being translated into Portuguese which we expect to be signed in October 2010.

Memorandum of Understanding – Hong  Kong

The Company has reached an agreement with a Hong Kong engineering firm to run demonstration trials processing sludge from a waste water treatment site in Mainland China. Formal plans and documentation have been finalized and the machine has been shipped. The project, if successful, will result in the sale of one KDS machine, and could expand to include further multiple sales.

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

Based upon recent sales and current prospects, we anticipate revenue for the fiscal year ending June 30, 2010 to be in the range of $ 2,000,000 to $ 2,500,000.

Pending Litigation

On October 1, 2010, the Company’s subsidiary, First American Scientific ( Canada ) Ltd, received notice that they have been jointly named as a defendant along with our manufacture in a statement of claim filed in the Supreme Court of Newfoundland and Labrador Action 2010 01 G 4632 for breach of warranty and compensatory damages.  The claim is for unspecified general, special, punitive and aggravated damages.  The Company denies any wrong doing, and considers the claims to be frivolous.  At this time, the Company is unable to determine if any loss is probable or estimate a range of a loss.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

To the Board of Directors and Stockholders
First American Scientific Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. and subsidiaries as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

BEHLERMICK PS
BehlerMick PS
Spokane, Washington
October 9, 2010

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2010	2009
ASSETS

CURRENT ASSETS
Cash	$3,274	$33,891
Accounts receivable, net of allowance	30,432	69,759
Sales tax refunds	3,660	8,115
Inventory	119,844	156,502
Prepaid expenses	993	4,457
TOTAL CURRENT ASSETS	158,203	272,724

PROPERTY AND EQUIPMENT
Property and equipment	267,815	218,798
Less: accumulated depreciation	(181,497)	(159,010)
TOTAL PROPERTY AND EQUIPMENT	86,318	59,788

OTHER ASSETS
Patents and manufacturing rights, net of amortization	315,076	460,256
Investments in joint ventures ( see Note 9 )	-	-
TOTAL OTHER ASSETS	315,076	460,256

TOTAL ASSETS	$559,597	$792,768

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$445,037	$209,804
Deposits on Future Sales	-	156,697
Salaries payable - related parties ( see Note 7 )	1,145,000	1,027,000
Current portion of Capital lease Obligation	10,018	-
Advances payable to related parties	159,665	82,053
TOTAL CURRENT LIABILITIES	1,759,720	1,475,554

LONG-TERM LIABILITIES
Capital lease obligations	19,886	-
TOTAL LONG-TERM LIABILITIES	19,886	-

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	1,779,606	1,475,554

STOCKHOLDERS’ EQUITY
Common stock - $.001 par value,
200,000,000 shares authorized;
199,952,195 shares issued and outstanding	199,952	199,952
Stock Options	253,600	126,800
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(14,929,198)	(14,265,175)
TOTAL STOCKHOLDERS’ EQUITY	(1,220,009)	(682,786)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$559,597	$792,768
The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
		Years
		June 30
		2010	2009
REVENUES
Revenues from equipment and machine sales		$1,144,518	480,529
Royalty & Licensing fees		58,500	224,205
Expenses recovered		15,048	10,127
Total Revenue		1,218,066	714,862

COST OF SALES		758,562	250,987

GROSS PROFIT		459,504	463,874

OPERATING EXPENSES

Advertising		5,901	5,370
Amortization and depreciation		187,942	175,948
Marketing		59,382	3,000
Professional services		91,785	99,324
Wages		114,738	76,885
Management Compensation		426,800	426,800
Commissions		4,734	-
Research and development		107,565	40,942
General and administration		73,677	54,869
Warranty claims		4,866	-
Bad debt expense		3,611	2,296
Rent		12,172	15,335
Total Operating Expenses		1,093,173	900,769

LOSS FROM OPERATIONS		(633,669)	(436,895)

OTHER INCOME (EXPENSE)

Deposits forfeited (reinstated)		-	229,515
Forgiveness of Debt		-	5,500
Foreign Exchange Gains ( Losses)		(30,354)	(33,341)
Impairment of Interest in joint ventures		-	(249,338)
Total Other Income (Expense)		(30,354)	(47,664)

LOSS BEFORE INCOME TAXES		(664,023)	(484,560)

INCOME TAX PROVISION		-	-

NET INCOME (LOSS)		$(664,023)	(484,560)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195	199,927,537
The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
31/06/2008

			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2008	199,852,195	199,852	12,965,445	287,291	(13,780,613)	(40,072)	(368,096)

Common stock issued for Marketing							-
100,000 shares @ $0.03	100,000	100	2,900				3,000
							-
Foreign currency translation gain						40,072	40,072

Options expired			287,291	(287,291)			-
Options vested				126,800			126,800

Net Income for the period ended June 30, 2009					(484,562)		(484,562)

Balance, June 30, 2009	199,952,195	199,952	13,255,636	126,800	(14,265,175)	-	(682,786)

Common stock issued							-
Options expired							-
Options vested				126,800			126,800

Net Income for the period ended June 30, 2010					(664,023)		(664,023)

Balance, June 30, 2010	199,952,195	199,952	13,255,636	253,600	(14,929,198)	-	(1,220,009)

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended
	June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(664,023)	$(484,562)
Depreciation and amortization	187,942	175,949
Stock and options issued for compensation	126,800	126,800
Share of JV revenues not included in income	-	27,445
Loss on Investment in joint ventures	-	249,338
Salary accrued as long term liabilities	-	277,000
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	39,327	10,523
Forgiveness of debt	-	(5,500)
Decrease(increase) in allowance for bad debt	-	2,296
Decrease (increase) in sales tax refunds	4,455	15,437
Decrease (increase) in inventory	36,658	(127,560)
Decrease (increase) in prepaid expenses	3,464	(3,490)
Increase (decrease) in customer deposits held	(156,697)	(219,266)
Increase (decrease) in accounts payable & accrued expenses	235,233	49,639
Increase (decrease) in payables to related parties	195,612	23,143
Net cash provided (used) by operating activities	8,771	117,192

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(54,709)	-
Net Investments in Joint Venture	-	(123,543)

Net cash provided (used) in investing activities	(54,709)	(123,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(15,033)	-

Net cash used by financing activities	(15,033)	-

NET INCREASE (DECREASE) IN CASH	(60,971)	(6,351)

Foreign exchange (gains) losses	30,354	33,341

CASH - Beginning of period	33,891	6,901

CASH - End of period	$3,274	$33,891

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Common stock issued for services and compensation		3,000
Purchase of equipment with capital lease	49,017

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

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

First American Scientific (Canada) Ltd.

The Company owns 100% of the outstanding shares of common stock of First American Scientific (Canada) Ltd, a BC company which was formed for the purpose of providing research, development, and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of June 30, 2010 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, - ( South Korea )

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  At June 30, 2010 and 2009 accounts receivable were $30,432 and $69,759. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

A receivable is considered past due if payments have not been received by the Company for 90 days.  The Company recognized a bad debt expense of $ 103,611 and $ 2,296 for the years ended June 30, 2010 and 2009 respectively. Any amounts collected at a later date will be included in income.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company’s advertising expenses were $ 5,901   and $ 5,370 for the years ended June 30, 2010 and 2009 respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages.  At June 30, 2010, no amounts were accrued as the amounts were deemed to be immaterial.

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada.  Its U.S. dollars are maintained in a US dollar bank account in Vancouver, British Columbia, Canada and in a US bank in Washington state, USA.

All accounts receivables and sales are booked in US dollars. All manufacturing costs and operating costs are primarily incurred in Canadian dollars.

The Company uses the US dollar as its primary currency and records all international contacts in US dollars, except for sales to Canadian customers which are generally recorded in Canadian dollars.

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

The Company contracts primarily with one Canadian manufacturer for the production of the KDS machine for customers in the North American and European markets.  To the extent that we rely on them to supply our equipment and provide us with engineering and design assistance locally, we could face delays or cost increases if our relationship with them ceased.  In this event, we could utilize the manufacturing facilities of our joint venture partners in Malaysia or Korea as backup while seeking alternate arrangements in North America.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments  -  ( see Note 10 )
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at June 30, 2010 and June 30, 2009. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 14,929,198 through June 30, 2010 and has limited cash resources.  The Company recorded increased revenues during the year ended June 30, 2010, but generated a net loss of $664,023. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

Management plans to increase sales through current channels and develop new sales opportunities.  Management has also established plans to increase the sales of the Company’s products by continued research and development and combining technology with its licensees in Canada and Japan, and through its joint ventures in Malaysia and Korea. If the Company is unable to increase revenue, then it will need to re-assess its future business viability.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2010, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory included finished goods and work in progress is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.
As of June 30, inventory included:	2010	2009

Work in progress	$119,844	$156,502
Finished goods	$0	$0

Total Inventory	$119,844	$156,502

Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Losses per share for the year ending June 30, 2010 were less than $0.0038 and less than$ 0.0024 per share for the year ended June 30, 2009. The losses have been rounded to the nearest $0.01 and reported as nil in both years.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant inter-company transactions and balances have been eliminated in consolidation.

The Company consolidates its financial statements with First American Scientific (Canada) Ltd as it is wholly owned and controlled by FASC.

The Company accounts for its investment in joint ventures using the equity method.

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, therefore the Company’s share of its equity method investees earnings or losses are included in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Provision for Taxes
The Company follows the asset and liability method of accounting for income. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At June 30, 2010, the Company had net deferred tax assets of approximately $5,000,000 principally arising from net operating loss carry forwards at an expected average rate of 33%. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The change in the deferred tax asset valuation allowance from June 30, 2009 to June 30, 2010 was $150,000 leaving the net value of the deferred tax asset to zero.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

The significant components of the deferred tax asset at June 30, 2010 and June 30, 2009 were as follows:

	June 30, 2010	June 30, 2009
Net operating loss carry forward	$14,929,198	$14,265,175
Stock options issued under a non-qualified plan:
For the year ended June 30, 2009	$126,800	$126,800
For the year ended June 30, 2010	$126,800	$-

Deferred tax asset	$5,000,000	$4,850,000
Deferred tax asset valuation allowance	$(5,000,000)	$(4,850,000)

At June 30, 2010, the Company has net operating loss carry forwards of approximately $15,000,000.

Recent Accounting Pronouncements
During the first quarter of 2010, the Company adopted the Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB). The ASC has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on our consolidated financial statements.

Effective June 15, 2009, the Company adopted the updated guidance related to subsequent events issued by the FASB, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated financial condition, results of operations or statements of cash flows.

In January 2010, the FASB issued a new accounting standard which amends guidance on fair value measurements and disclosures. The new guidance requires disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. This standard is effective for annual and interim reporting periods beginning after December 15, 2009, except for the requirements related to Level 3 disclosures, which are effective for annual and interim reporting periods beginning after December 15, 2010. The Company adopted the relevant provisions of this guidance, and the adoption did not have a material impact on the Company’s financial statements.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2010 presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

Revenue and Cost Recognition
Revenues from the sale of KDS machines are recognized when there is a sales contract, the products are delivered, all terms and conditions of the contract have been met, and collectability is reasonably assured.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

KDS machine costs include applicable direct material and labor costs and related indirect costs including costs related to meeting contracted performance conditions. Changes in job performance, job conditions and estimated profitability may result in revisions to product costs, which are recognized in the period in which the revisions are determined.

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada.  These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada.  Any sale outside of Canada is not taxed for this purpose.  At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold.  Because the Company has more tax credits than taxes collected, as of June 30, 2010 the Company is due a refund of $3,660.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2010	June 30, 2009

Plant assets and equipment	$267,815	$218,798

Total assets	267,815	218,798
Less accumulated depreciation	(181,497)	(159,010)
	$86,318	$59,788

Depreciation expense for the years ended June 30, 2010 and 2009 was $ 42,761 and $39,295 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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
June 30, 2010

Technology licenses, patents and manufacturing rights are stated at costs accumulated to date.  Amortization is provided using the straight-line method over the estimated useful lives of the assets, which is fifteen years.

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2010	June 30, 2009
Technology rights & patents	$2,177,727	$2,177,727

Less accumulated amortization	(1,862,654)	(1,717,471)
	$315,076	$460,356

Amortization expense for the year ended June 30, 2010 and 2009 was $145,182 and $145,182 respectively.

The Company reassesses the underlying value of its intangible assets annually for impairment.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of future cash flows and the Company’s ability to sell a minimum of two machines each year.

NOTE 5 – COMMON STOCK

During the year ended June 30, 2009, the Company issued 100,000 shares of its common stock for marketing and website development valued at $ 3,000.

During the year ended June 30, 2010, no stock was issued.

NOTE 6 – STOCK OPTIONS

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (originally issued as SFAS 123R). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in the calculation of net loss.

In determining the fair value of options vested in the current fiscal year, the Company applied the Black-Scholes model using a market value of$ 0.037, a strike price of $0.02, a ten year term with a 1 % annual interest rate and a volatility factor of 79%. As a result, an amount of $126,800 was recorded as an expense in the current year and the prior year.

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

On July 1, 2009, pursuant to the Employment Agreements with two senior officers, the Company was required to grant options to purchase 4,000,000 at an exercise price of $ 0.02.  The options will be issued upon registration of a new Stock Option Plan.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

On July 1, 2010, pursuant to the Employment Agreements with two senior officers, the Company was required to grant options to purchase 8,000,000 at an exercise price of $ 0.02.  The options will be issued upon registration of a new Stock Option Plan.

On June 30, 2009 the Board of Directors was committed to pay outstanding salaries due to two of its Officers by way of the grant of stock options to purchase shares at the fair market at the time of grant. As of June 30, 2010, the amounts of $ 1,304,665 remains unpaid, and the options are scheduled to be issued upon the registration of a new Stock Option Plan.

There is no express termination date for the options, authorized by the Company’s plans, although the Company’s board may vote to terminate any existing plan.  The exercise price of the options will be determined at the date of grant.

The following is a summary of the Company’s open stock option plans:

			Number of securities
	Number of securities		remaining available
Equity compensation	to be issued upon	Weighted-average	for future issuance
plans not approved by	exercise of	exercise price of	under equity
security holders	outstanding options	outstanding options	compensation plans

2006 Stock Option Plan	none	$0.00	47,805

Future Plans	28,000,000	$ 0.02	28,047,805
Total	28,000,000		28,047,805

The following is a summary of stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price

Options outstanding and exercisable at June 30, 2008	Nil	0.00

Vested during 2009	4,000,000	0.02

Options outstanding and exercisable at June 30, 2009	4,000,000	0.02

Vested during 2010	4,000,000

Options outstanding and exercisable at June 30, 2010	8,000,000	$0.02

NOTE 7 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.  During the year ended June 30, 2007, 1,875,000 shares were issued to Company Officers to pay management salaries and no stock was issued for this purpose in the year ended June 30, 2008.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

At June 30, 2009, the Company owed its officers and directors $1,027,000 for unpaid salary and approximately $82,053 for loans made to the Company.

At June 30, 2010, the Company owed its officers and director $1,145,000 for unpaid salary and approximately $159,665 for loans made to the Company

On July 1, 2008 the Company signed an Employment Agreements with two of its senior officers providing for base salaries, grant of annual stock options, an option for the issue of stock in lieu of payment for unpaid salaries and loans, provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted therein.

During the fiscal year ending June 30, 2010 and 2009, the Company received $ 58,500 and $54,420 respectively in royalties from our joint ventures. Since the carrying value of the Joint Ventures is zero, we recorded the total amounts received in revenue.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The total lease commitment is $ 38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. This lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709 USD.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $ 23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $ 1,800 at the end of the lease term. This lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,149 USD.

The combine schedule of lease commitments in Canadian dollars is as follows:

Year ended	Principle	Taxes	Insurance	Interest	Total
June 30th
2011	$10,273	$1,488	$864	$4,625	$17,250

2012	$10,273	$1,488	$864	$4,625	$17,250

2013	$8,717	$1,216	$864	$3,921	$14,718

2014	$1,401	$168	$216	$628	$3,413

Lease Commitments
The Company signed a 36 month lease in July 2009 for its current premises payable at a rate of approximately $ 916 US per month ($ 11,520 per year) and a total commitment during the lease term of $ 34,560 US.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

Product Warranties
The Company provides a one year warranty with the sale of new equipment limited to non-electrical components. During the warranty period, the Company will repair or replace, at the Company’s sole option, without charge to purchaser, any defective component part of the KDS Micronex™.  The Limited Warranty does not apply to any consumable parts, such as the chains, bars or belts.  Upon receipt of a valid claim, the Company will promptly repair or replace the defective product. The warranty is conditional upon proper use of the product by the purchaser as per Customer’s Purchase and Sale Agreement.  The Purchaser must document regular maintenance as per Owner’s Manual. The warranty does not cover: (a) defects or damage resulting from accident, misuse, abuse, neglect, unusual physical, electrical or electromechanical stress, modification of the product or use of the product with unauthorized equipment or accessories. Electrical motors and electrical panel are specifically excluded from the warranty.

The Company has an offsetting guarantee from its manufacture to cover any costs caused by a manufacturers’ defect during the warranty period, and consequently does not anticipate any liability to be incurred under the warranty program.

Used equipment over one year old is covered a 90 day limited warranty, but not the manufacturer’s guarantee.  During the year ending June 30, 2010, we sold one used machine and incurred a repair cost under its warranty of $ 4,866.

Performance guarantees
In a special case, the Company sold one machine during the year and received a partial payment. The intent was to allow the customer, with our assistance, to adapt the equipment to their specific use and local conditions. The final payment is contingent upon achieving those certain performance conditions. To date, those conditions have not been met.  In fiscal; 2010, the partial payment was included in revenue, and if and when the final payment of $ 100,000 is collected, it will be included in revenue.

Deposits received on future sales
In May 2007, Company received a deposit of $ 118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer.  At this point in time all communications with the customer ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year 2008. In August 2010, the customer resurfaced and requested a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchase at current market prices. The customer is not prepared to complete the purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

Employment Agreements  - ( see Note 7 )

Default in payment of outstanding salaries and amounts due to senior officers
On June 30, 2010 the Board of Directors acknowledged default in the payment of outstanding salaries due in the amount of $ 1,304,665 to two of its senior officers and acknowledged the provision in their employment agreements providing for the issuance of stock and/or stock options, or the provision of collateral to satisfy or secure the debt. On June 30, 2010, the Officers agreed to defer action, giving the Company a reasonable opportunity to register a new Stock Option Plan, failing which, the provision to provide collateral can be invoked.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

NOTE 9 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

As of June 30, 2010 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

As of June 30, 2010, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

NOTE 10 – FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

We use a three-level hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available under the circumstances.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2010

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of June 30, 2010 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:

Investment in joint ventures	-	-	-	-
	$-	$-	$-	$-

The equity securities acquired in 2009 are not actively traded on a stock exchange. Due to lack of reliable financial information, the value of the investment was fully impaired on June 30, 2009.

NOTE 11– SUBSEQUENT EVENTS

Pending Litigation

On October 1, 2010, the Company received notice that they have been jointly named as a defendant along with our manufacture in a statement of claim for breach of warranty and compensatory damages.  At this time, the Company is unable to determine if a loss is probable or estimate a range of a loss.

The Company has evaluated subsequent events through to October 8, 2010, the date the financial statements were available for issue.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to June 30, 2010, included in this report have been audited by BehlerMick PS., 601 West Riverside Avenue, Suite 430, Spokane, Washington 99201, telephone (509) 838-5111, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

PART III

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by First American Scientific Corp.’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Lack of Appropriate Accounting Policies, Procedures, and Personnel.  Management has not established with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for revenue recognition, deposits, and sales of fixed assets.   As a result, required material adjustments were identified by the auditors.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2010, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Officers and Directors

The directors and officers of the Company are:

Name	Age	Position
John Brian Nichols	73	President, Chief Executive Officer and member of the Board of Directors

Cal Kantonen	60	Treasurer, Chief Financial Officer and Chairman of the Board of Directors

David Gibson	69	Secretary and member of the Board of Directors

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

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Nichols, Kantonen and Gibson have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)	Engaging in any type of business practice; or

iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian Nichols	2010	150,000	0	0	63,400	0	0	0	213,400
President and CEO	2009	150,000	0	0	63,400	0	0	0	213,400
	2008	150,000	0	0	0	0	0	0	150,000

Cal Kantonen	2010	150,000	0	0	63,400	0	0	0	213,400
CFO and Treasurer	2009	150,000	0	0	63,400	0	0	0	213,400
	2008	150,000	0	0	0	0	0	0	150,000

David Gibson	2010	0	0	0	0	0	0	0	0
Secretary	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

The Company accounts stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” and estimates the fair value of equity-based payment awards on the date of grant the Black-Scholes option-pricing model.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2011, subject to the Company being able and generating sufficient funds to pay the same:

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

Compensation of Directors

The Company does not have any plans to pay its directors any money until sufficient cashflow is available. The directors did not receive any other compensation for serving as members of the board of directors. There are no contractual arrangements with any member of the board of directors.  The board has not implemented a plan to award options to any directors.  We have no director’s service contracts.

Director’s Compensation Table
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

Option/SAR Grants in Fiscal 2010
Individual Grants

	Number of	Percent of Total
	Securities Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees	or Base	Expiration
Name	(#)	in Fiscal Year	Price	Date
Brian Nichols [1]	4,000,000	50%	$0.02	September 30, 2030
Cal Kantonen [1]	4,000,000	50%	$0.02	September 30, 2030

Aggregated Option/SAR Exercises and Fiscal 2010 Year-End Option/SAR Value Table

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2010 by each of the named executive officers, and the fiscal 2010 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively.  The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised.  Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2010
and Option/SAR Values at June 30, 2010

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	nil	nil	4,000,000	10,000,000	126,800	317,000
Cal Kantonen	nil	nil	4,000,000	10,000,000	126,800	317,000

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

The employment agreements with two of its senior officers provides for the grant of stock options to purchase 2,000,000 shares each at $ 0.02 each at the beginning of each employment year.

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

The following table sets forth, as of June 30, 2010, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares.  Percentage of beneficial ownership is based on 199,952,185 shares of common stock outstanding as of June 30, 2008.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.  Unless provided otherwise, the address of each person listed on the table is c/o First American Scientific Corp., # 201 – 30758 South Fraser Way, Abbotsford, British Columbia, Canada V2T 6L4.
	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	4,981,700	President, Principal Executive Officer	2.5%
		and a Director

Cal Kantonen	8,580,000	Chairman of Board of Directors,	4.3%
		Treasurer and Principal Financial
		Officer

David Gibson	450,000	Secretary and a Director	0.02%

All officers and directors
as a group (3)	14,011,700		7.0%

Future Sales of Shares

A total of 199,952,185 shares of common stock were issued and outstanding as of June 30, 2010. Of the 199,952,185 shares outstanding, all are free trading with the exception of approximately 14,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.  Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At June 30, 2010, the Company owed its officers a total of $1,304,665 for loans and unpaid salaries.

Schedule of options granted to Officers
Name and		Option Awards	Exercise Price
Principal Position	Date of grant	# of shares	(US$)	Expiry Date

Brian Nichols	July 1, 2009	2,000,000	$0.02	July 1, 2019
President and CEO	July 1, 2008	2,000,000	$0.02	July 1, 2018

Calvin Kantonen	July 1, 2009	2,000,000	$0.02	July 1, 2019
CFO and Treasurer	July 1, 2008	2,000,000	$0.02	July 1, 2018

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

2010	$39,500	BehlerMick PS.
2009	$48,500	BehlerMick PS.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$0	BehlerMick PS.
2009	$0	BehlerMick PS.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$0	BehlerMick PS.
2009	$0	BehlerMick PS.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$0	BehlerMick PS.
2009	$0	BehlerMick PS.

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

PART IV

ITEM 15.	EXHIBITS

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of October, 2010.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and member of the Board of Directors

BY:	CALVIN L. KANTONEN
Calvin L. Kantonen
Treasurer, Principal Financial Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

J. BRIAN NICHOLS	President, Principal Executive Officer and	October 12, 2010
J. Brian Nichols	Member of the Board of Directors

CALVIN L. KANTONEN	Treasurer, Principal Financial Officer and	October 12, 2010
Calvin L. Kantonen	Chairman of the Board of Directors

____________________________	Secretary and member of the Board of	October ____, 2010
David Gibson	Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3