Form 10-Q
period 2010-09-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2010-12-14
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [  ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  199,952,195 as of December 7, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

As used herein, the terms “Company,” “we,” “our,” and “us” refer to First American Scientific Corp., a Nevada corporation, unless otherwise indicated.  In the opinion of management, the accompanying unaudited consolidated financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2010	2010
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$--	$3,274
Accounts receivable, net of allowance	15,983	30,432
Sales tax refunds	4,012	3,660
Prepaid expenses	1,023	993
Inventory	123,429	119,844
TOTAL CURRENT ASSETS	144,447	158,204

PROPERTY AND EQUIPMENT
Property and equipment	261,515	267,815
Less: accumulated depreciation	(184,080))	(181,497))
TOTAL PROPERTY AND EQUIPMENT	77,435	86,318

OTHER ASSETS
Technology rights and patents, net of amortization	278,780	315,076
TOTAL OTHER ASSETS	278,780	315,076
TOTAL ASSETS	$500,662	$559,597

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$478,823	$445,037
Band overdraft	917
Salaries payable - related parties (See Note 6)	1,235,000	1,145,000
Current portion of Capital Lease obligation	10,018	10,018
Advances payable to related parties	198,900	159,665
TOTAL CURRENT LIABILITIES	1,923,658	1,759,720

LONG-TERM LIABILITIES
Capital lease obligations	19,983	19,886
TOTAL LIABILITIES	1,942,724	1,779,606

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value, 200,000,000 shares
authorized; 199,952,195 and 199,952,195 shares issued
and outstanding respectively	199,952	199,952
Stock Options	380,400	253,600
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(15,262,968))	(14,929,198))
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(1,442,980))	(1,220,010))
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	$500,662	$559,596

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Three months ended
		September 30
		2010		2009
		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$801		$382,368

COST OF SALES		-		222,608

GROSS PROFIT		801		159,760

OPERATING EXPENSES
Amortization and depreciation		43,161		47,609
Marketing		9,090		312
Professional services		24,832		22,653
Wages		13,131		24,515
Management Compensation		216,800		201,800
Research and development		17,754		25,610
General and administration		14,919		18,118
Rent		3,087		1,898

Total Operating Expenses		342,774		342,515

LOSS FROM OPERATIONS		(341,973)		(182,755)

OTHER INCOME (EXPENSE)
Gain on sale of asset		6,609		-
Foreign Exchange Gains (Losses)		(14,404))		(11,646))

Total Other Income (Expense)		(7,795)		(11,646))

LOSS BEFORE INCOME TAXES		(349,768))		(194,401))

INCOME TAX PROVISION		-		-

NET INCOME (LOSS)		$(349,768))		$(194,401))

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED		199,952,195		199,952,195

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(349,768)	$(194,401)

Adjustments to reconcile net loss to net cash used by operations
Depreciation and amortization	43,161	47,609
Stock and options issued for services and compensation	126,800	126,800
Gain on sale of asset	(6,609)	-
Decrease (increase) in:
Accounts receivable	14,449	39,488
Sales tax refund receivable	(352)	8,115
Prepaid expenses	(30)	3,315
Inventory	(3,585)	(27,004)
Increase (decrease) in:
Salaries payable - related parties	90,000	10,000
Accounts payable & accrued expenses	33,786	26,691
Bank overdraft	917	-
Customer deposits	-	32,803
Net cash provided (used) by operating activities	(51,231)	73,416

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	7,241	-
Net cash provided by investing activities	7,241	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	31,613	3,200
Principal payment on capital leases	(5,302)	-
Net cash provided by financing activities	26,311	3,200

NET INCREASE (DECREASE) IN CASH	(17,679)	76,616

Foreign exchange (gains) losses	14,404	11,646

CASH - Beginning of period	3,274	33,891

CASH - End of period	$-	$122,153

Supplemental Disclosure:
Non-cash investing and financing activities:
Transfer of Equipment to Inventory (net)	-	37,825

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes To Consolidated Financial Statements
September 30, 2010

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

The foregoing unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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
September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of its liabilities in the normal course of operations.

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of approximately $15.2 million through September 30, 2010, has limited cash resources and generated a net loss for the year to date three month period of $349,768. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management plans to substantially increase sales through current channels and develop new sales opportunities.  Management has also established plans designed to increase the sales of the Company’s products by continued research and development and combining technology and sales resources with its joint venture partners and with its Licensees.

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

As of September 30, 2010 no impairments were deemed necessary.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary First American Scientific (Canada) Ltd.  All significant inter-company transactions and balances have been eliminated in consolidation.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes To Consolidated Financial Statements
September 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

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

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

NOTE 3 – PROPERTY AND EQUIPMENT

Depreciation expense for the three month periods ended September 30, 2010 and 2009 were $43,161 and $47,609 respectively.

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes To Consolidated Financial Statements
September 30, 2010

NOTE 4 – COMMON STOCK

During the three months ended September 30, 2010, the Company did not issue any shares of common stock of the Company.

NOTE 5 – STOCK OPTIONS

As of September 30, 2009 the Company was obligated to grant a total of 8,000,000 options to its senior officers.

In determining the fair value of options vested, the Company applies the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%.  An amount of $126,800 was recorded as an expense in the quarter ended September 30, 2010, and $380,400 is recorded as the total value of outstanding obligations to grant stock options.

As of September 30, 2010 and June 30, 2010 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

NOTE 6 – RELATED PARTIES

At September 30, 2010, the Company owed its senior executives and its directors a total of $1,235,000 for unpaid accrued salary and $198,900 for short term loans made to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The remaining lease commitment is $38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $1,800 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,150.

Year ended June 30th	Principle	Taxes	Insurance	Interest	Total

2010	$4,204	$504	$648	$1,885	$7,241
2011	$5,605	$672	$864	$2,513	$9,654
2012	$5,605	$672	$864	$2,513	$9,654
2013	$5,605	$672	$864	$2,513	$9,654
2014	$1,401	$168	$216	$628	$2,413

FIRST AMERICAN SCIENTIFIC CORP.
Condensed Notes To Consolidated Financial Statements
September 30, 2010

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the three month periods ended September 30, 2010.

Discussion and Analysis

The Company owns a patented kinetic disintegration system called the KDS Micronex System and several process patents or patents pending that utilize the technology (“KDS”).

KDS consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. Our technology is best suited for “waste to resources” industrial applications for which we can manufacture, sell, lease and/or license the KDS system to end users in the pulp and paper industries, agriculture, and recycling.

The Company has proven commercial viability for several of our applications and is now expanding the marketing of KDS. We have sold systems to date in Canada, the United States, Poland, Latvia, Brazil, Malaysia, South Korea, Japan, Mexico, and the UK. Several other prospective sales are in various stages of realization.

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

2.           Drying and Grinding of Pulp Sludge

The Company has processed wet (80% moisture) pulp sludge, and has shown that potential exists in converting waste pulp sludge to a dry, fiber-like powder and releasing the kaolin clay concurrently, then burning to create BTUs which are recycled back into the paper making process as heat and/or electrical power. This could reduce energy and disposal costs, and environmental problems in the pulp and paper industry.

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

6.           Micronizing of Recycled Glass

When micronizing glass, the process reduces it to a consistent fine dry powder which can be used as a strengthener in asphalt, concrete and ceramics.

KDS Equipment

KDS uses a patented high speed rotary action to create sufficient kinetic energy to pulverize and dry (micronize) raw materials that are introduced into the chamber without cutting.

The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long by eight feet wide. It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product through the chamber and discharge. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent up product size, moisture content and hardness. The life span of a KDS machine is greater than ten (10) years and requires ongoing service and replacement of consumables. Routine maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

We currently have three models and variations thereof available designed for various feedstocks and applications.

Project Updates

First American Scientific Corp (Malaysia) Bhd. Sdn, 50/50 joint venture

This joint venture sold two KDS systems in fiscal year ended June 30, 2010 with three more units expected to be delivered in 2011.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

This joint venture sold one KDS machine in fiscal year ended June 30, 2010 and has a second sale to complete in the current year.

SIA EHT Engineering – License for Latvia

In October 2009 we signed an exclusive marketing agreement with SIA EHT Engineering for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer is has developed a unique algae-based fertilizer which it sells in Northern Africa. The first demonstration machine was delivered in 2009 and is operational. A second machine was delivered in fiscal year ended June 30, 2010.

Other Contracts and Agreements

Agreement in Principle - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture.  A new agreement has been reached and has been translated.  We expect to have the agreement signed by February 2011.

Marketing Agreements

We offer our products for sale worldwide using non-exclusive marketing representatives and local companies who promote and sell our equipment to their customers in their regions.

Research and Development

We continue to focus on improving KDS’ processing capacity and efficiencies for several different applications. The Company has determined that processing softer materials such as biomass and pulp sludge is the best use for our technology and the most likely to generate additional sales. A fully equipped demonstration facility is set up in Abbotsford, Canada, to perfect the sludge application and improve the KDS machine drying capabilities. Progress will be announced as it materializes, but, presently, due to cash flow limitations, new research is moving ahead only as funds become available.

Marketing

The Company has hired new marketing staff to meet the expected growth in demand for KDS as we continue to expand our marketing network throughout the USA, Canada, Mexico, Asia, Europe, and South America.

Results of Operations

The Company’s business is prone to significant risks and uncertainties certain of which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of expanding operations. The uncertainties associated with technological obsolescence, patent infringement, and government regulations are all risks associated with “waste to resources” industrial applications. The Company can provide no assurance that current operations will produce sufficient cash flows to maintain its business. Should the Company be unable to generate sufficient cash flow in the near term it may have to sell assets or seek debt or equity financing to continue operations.

During the three month period ended September 30, 2010 the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses

Net losses for the three month period ended September 30, 2010 increased to $349,768 from $194,401 for the comparable period ended September 30, 2009, an increase of 80%. The increase in net losses over the three month comparative periods was due primarily to the decrease in revenue. The Company expects net losses to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

Revenue

Revenue for the three month period ended September 30, 2010 decreased to $801 from $382,368 for the comparable period ended September 30, 2009, a decrease of 99%. Revenue in the current three month period included fees for testing services provided to potential customers but did not include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the three month period ended September 30, 2010 decreased to $0 from $222,608 for the comparable period ended September 30, 2009. The decrease in cost of sales over the three month comparative periods was due to the lack of KDS sales. The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses for the three month period ended September 30, 2010 increased to $342,774 from $342,515 for the comparable period ended September 30, 2009, an increase of less than 1%. The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the three month periods ended September 30, 2010, and September 30, 2009 were $43,161 and $47,609 respectively.

Income Tax Expense

As of June 30, 2009 the Company had a net operating loss (NOL) carry forwards of approximately $5,000,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

The Company had a working capital deficit of $1,779,211, current assets of $144,447 and total assets of $500,662 at September 30, 2010. The Company had current liabilities of $1,923,658 that consisted of accounts payable, accrued payroll, the current portion of lease obligations and advances payable to related parties. Current liabilities include amounts owed to officers of the Company in the amount of $1,235,000 and $198,900.  The Company had total liabilities of $1,942,724 that consisted of current liabilities and capital lease obligations at September 30, 2010.

The Company’s shareholder deficit was $1,442,980 as of September 30, 2010.

Cash flow used in operations for the three month period ended September 30, 2010 was $52,148 as compared to cash flow provided by operations of $96,708 for the comparable period ended September 30, 2009. The transition to cash flow used in operations in the current period can be primarily attributed to the increase in net losses, the loss on the sale of an asset and the decrease customer deposits held over the comparative periods. The Company expects that cash flow will continue to be used in operations until such time as it can return net income from operations.

Cash flow provided by investing activities for the three month period ended September 30, 2010 was $7,241 as compared to $0 for the comparable period ended September 30, 2009. The Company expects to use cash flow in investing activities in future periods as it purchases additional equipment for the testing and manufacture of KDS systems.

Cash flow provided by financing activities for the three month period ended September 30, 2010 was $26,311 as compared to $3,200 for the comparable period ended September 30, 2009. Cash flow provided by financing activities in the current three month period was the result of related party advances offset by $5,302 in payments on capital leases. The Company expects to continue to realize cash flow from financing activities in order to sustain business operations in the near term.

The Company’s current assets are insufficient to conduct its business over the next twelve (12) months. We will have to realize at least $500,000 in debt or equity financing over the next twelve months to fund our continued operations.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Furthermore, no assurances can be given that such funding is available. The Company’s officers and shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no such agreement formal or otherwise. The Company’s inability to obtain funding will have a material adverse affect on its ability to remain in business.

Cash dividends are not expected to be paid in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements as of September 30, 2010.

Commitments for future capital expenditures were not material as of September 30, 2010.

The Company has contractual commitments with certain of its officers as of September 30, 2010.

The Company had no current plans for the purchase or sale of any plant or equipment as of September 30, 2010.

The Company has no plans to make any changes in the number of employees as of September 30, 2010.

Off Balance Sheet Arrangements

As of September 30, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Deposits received on future sales

In May 2007, Company received a deposit of $118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer.  At this point in time all communications with the customer ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year

2008. In August 2010, the customer resurfaced and demanded a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchases at current market prices. The customer is not prepared to complete a new purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

Foreign exchange exposure

The Company uses the US dollar as its functional currency and records all international contracts in US dollars, except for sales to Canadian customers which are recorded in Canadian dollars and then translated to US dollars.  These translations are reported as exchange gains and losses and included in Net Income.

The majority of our operational expenses, including fabrication costs, are incurred in Canadian dollars.  Fluctuations in the value of the US dollar vs. the Canadian dollar affect our Canadian dollar based assets and liabilities. These changes are reported as exchange gains and losses and are included in Net Income. Relative to our overall financial position, these changes are not considered material at this time.

We attempt to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our US obligations with our US dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

Going Concern

The Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern due to a history of operating losses, limited cash resources, negative working capital and dependency on the success of future financing requirements to maintain operations. Our ability to continue as a going concern is subject to realizing a profit and /or obtaining funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing increased revenues from sales of the KDS system; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward- Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•   our anticipated financial performance;
•   uncertainties related to the research and development of our technologies;
•   our ability to generate revenues through sales to fund operations;
•   our ability to raise additional capital to fund cash requirements for future operations;
•   the volatility of the stock market; and
•   general economic conditions.

We caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We advise readers not to place any undue reliance on the forward-looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward-looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted Accounting Standards Codification, ASC 718, formerly SFAS No. 123R, Share-Based Payments, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable based on the Black-Scholes model. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying financial statements for recent accounting pronouncements.

Critical Accounting Policies and Estimates

In the notes to the audited consolidated financial statements the Company for the years ended June 30, 2010 and 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the USA.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

Intangible Assets

Management believes that the carrying value of its technology licenses, patents and manufacturing rights are fairly stated at cost less amortization based upon the estimated present value of cash flows. Revenue is recognized when the equipment is sold and delivered.

Revenue Recognition

The Company generally requires its customers to pay a 50% deposit on all orders prior to the commencement of fabrication. These monies are reported as a current liability until the equipment is delivered and any performance conditions are met at which time it is recognized as revenue. Generally, deposits received are non-refundable.  Revenue is recognized when the equipment is sold and delivered.

Performance guarantees

In a special case, the Company sold one machine during the year and received a partial payment. The intent was to allow the customer, with our assistance, to adapt the equipment to their specific use and local conditions. The final payment is contingent upon achieving those certain performance conditions. To date, those conditions have not been met.  In fiscal 2010, the partial payment was included in revenue, and if and when the final payment of $ 100,000 is collected, it will be included in revenue at that time. Payment is expected next quarter.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On October 1, 2010, the Company’s subsidiary, First American Scientific (Canada) Ltd., received notice that they have been jointly named as a defendant along with our manufacturer in a statement of claim filed in the Supreme Court of Newfoundland and Labrador Action 2010 01 G 4632 for breach of warranty and compensatory damages.  The claim is for unspecified general, special, punitive and aggravated damages.  The Company denies any wrong doing, and considers the claims to be frivolous.  At this time, the Company is unable to determine if any loss is probable or estimate a range of a loss.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of December, 2010.

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