Form 10-Q
period 2010-12-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2011-02-22
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  199,952,195 as of February 17, 2011.

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

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2010
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$39,371	$3,274
Accounts receivable, net of allowance	6,334	30,432
Sales tax refunds	8,971	3,660
Prepaid expenses	1,059	993
Inventory	127,788	119,844
TOTAL CURRENT ASSETS	183,523	158,203

PROPERTY AND EQUIPMENT
Property and equipment	261,515	267,815
Less: accumulated depreciation	(191,142)	(181,497)
TOTAL PROPERTY AND EQUIPMENT	70,373	86,318

OTHER ASSETS
Technology rights and patents, net of amortization	242,485	315,076
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	242,485	315,076

TOTAL ASSETS	$496,380	$559,597

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$554,542	$445,037
Current portion of wages payable - related parties	1,305,000	1,145,000
Current portion of capital lease obligation	10,018	10,018
Loans payable to related parties	213,906	159,665
TOTAL CURRENT LIABILITIES	2,083,466	1,759,720

LONG-TERM LIABILITIES
Capital lease obligations	17,204	19,886
TOTAL LONG-TERM LIABILITIES	17,204	19,886

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,100,670	1,779,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized;
199,952,195 shares issued and outstanding	199,952	199,952
Stock options	380,400	253,600
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(15,440,278)	(14,929,198)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(1,604,290)	(1,220,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$496,380	$559,597

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES
Revenues from equipment and machine sales	$521	$580,447	$1,321	$962,815
Royalties	70,364	54,000	70,364	54,000
Expenses recovered	703	31,621	703	31,621
Total Revenue	71,587	666,068	72,388	1,048,436

COST OF SALES	-	376,567	-	599,175

GROSS PROFIT	71,587	289,501	72,388	449,261

OPERATING EXPENSES

Amortization and depreciation	43,161	52,234	86,322	99,843
Commissions	-	4,734	-	4,734
Marketing	909	3,835	9,999	4,147
Professional services	23,751	48,907	48,583	71,536
Salaries and wages	100,742	104,847	330,673	331,162
Research and development	31,824	30,761	49,578	55,116
Rent	2,956	2,953	6,043	4,851
General and administration	10,806	45,459	25,724	64,855
Foreign Exchange Gains ( losses )	18,922	(1,935)	33,327	9,712
Total Operating Expenses	233,070	291,795	590,250	645,956

LOSS FROM OPERATIONS	(161,483)	(2,294)	(517,860)	(196,695)

OTHER INCOME (EXPENSE)
Gain on sale of asset	172		6,780	-
Total Other Income (Expense)	172	-	6,780	-

LOSS BEFORE INCOME TAXES	(161,312)	(2,294)	(511,080)	(196,695)

INCOME TAXES	-	-	-	-

NET LOSS	$(161,312)	$(2,294)	$(511,080)	$(196,695)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	199,952,195	199,952,195	199,952,195	199,952,195

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31
	2010	2009
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(511,082)	$(196,695)

Depreciation and amortization	86,322	94,822
Stock and options issued for services and compensation	126,800	126,800
Gain on sale of asset	(6,780)	-
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	24,099	(8,804)
Decrease (increase) in sales tax refunds	(5,312)	(6,993)
Decrease (increase) in inventory	(7,944)	156,502
Decrease (increase) in prepaid expenses	(66)	(13,912)
Increase (decrease) in customer deposits held	-	(31,696)
Increase (decrease) in accounts payable & accrued expenses	109,506	(20,421)
Increase (decrease) in salaries payable to related parties	160,000	10,190
Net cash provided (used) by operating activities	$(24,457)	$109,793

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	-	(8,447)
Proceeds from sale of fixed assets	7,241	-
Net cash provided (used) in investing activities	$7,241	$(8,447)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(2,681)	-
Loans from related parties	55,994	8,493
Net cash used by financing activities	$53,313	$8,493

NET INCREASE (DECREASE) IN CASH	36,097	109,839

CASH - Beginning of period	3,274	33,891

CASH - End of period	$39,371	$143,730

Non-cash investing and financing activities:

Property acquired through capital lease	$-	$22,420

The accompanying condensed notes are an integral part of these financial statements

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

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

The foregoing unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of December 31, 2010 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

JP FASKorea Co Ltd, - ( South Korea )

As of December 31, 2010 the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under license for South Korea.  On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  At December 31, 2010 and 2009 accounts receivable were $6,334 and $78,563. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

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

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages.  At December 31, 2010, no amounts were accrued as the amounts were deemed to be immaterial.

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada.  Its US dollars are maintained in a US dollar bank account in Vancouver, British Columbia, Canada and in a US bank in Washington State, USA.

All accounts receivables and sales are booked in US dollars. All manufacturing costs and operating costs are primarily incurred in Canadian dollars.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

The Company uses the US dollar as its primary currency and records all international contacts in US dollars, except for sales to Canadian customers which are generally recorded in Canadian dollars.

The majority of our operational expenses, are incurred in Canadian dollars.  Recent fluctuations of the US dollar vs. the Canadian has given us a foreign exchange loss on our Canadian dollar liabilities and a gain in the value our Canadian assets. The reverse would be true if the US dollar was to strengthen against the Canadian dollar as was the case in recent history.  These changes are reported as exchange gains and losses and included in Net Income. Relative to our total financial position, these fluctuations are not considered material at this time.

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

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At December 31, 2010, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at December 31, 2010 and June 30, 2010. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $15,440,278 through December 31, 2010 and has limited cash resources.  The Company recorded increased revenues during the year ended June 30, 2010, but generated a net loss of $161,312. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of December 31, 2010, no impairments were deemed necessary.

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory included finished goods and work in progress is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

As of December 31, inventory included:

	2010	2009
Work in progress	$127,788	$-
Finished goods	-	-
Total Inventory	$127,788	$-

Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. Loss per share for the quarter ending December 31, 2010 was less than $0.002.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation is five years.  Depreciation expense for the six month period ended December 31, 2010 and 2009 were $86,322 and $99,843 respectively.

The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2010	December 31, 2009
Plant assets and equipment	$261,515	$249,665
Total assets	261,515	249,665
Less accumulated depreciation	(191,142)	(148,517)
	$70,373	$101,148

NOTE 4 – COMMON STOCK

During the year ended June 30, 2009, the Company issued 100,000 shares of its common stock for marketing and website development valued at $3,000.

During the six month period December 31, 2010, no stock was issued.

NOTE 5 – STOCK OPTIONS

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in the calculation of net loss.

As of September 30, 2009 the Company was obligated to grant a total of 8,000,000 options to its senior officers.

In determining the fair value of options vested, the Company applied the Black-Scholes model using market value of $0.037; strike price of $0.02; ten year term; 1 % annual interest rate; and volatility factor of 79%.  An amount of $126,800 was recorded as an expense in the quarter ended December 31, 2010, and $380,400 is recorded as the total value of outstanding obligations to grant stock options.

As of December 31, 2010 and June 30, 2010 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.  The following is the status of the options at December 31, 2010:

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

			Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
Equity compensation plans not	exercise of	exercise price of	under equity
approved by security holders	outstanding options	outstanding options	compensation plans
2006 Stock Option Plan	-	$0.00	47,805

Future Plans	28,000,000	$0.02	28,000,000

Total	28,000,000		28,047,805

The following is a summary of stock option activity:

		Weighted Average
	Number of Shares	Exercise Price
Options outstanding and exercisable at June 30, 2010	8,000,000	$0.02

Vested	-	-

Options outstanding and exercisable at June 30, 2010	8,000,000	$0.02

NOTE 6 – RELATED PARTIES

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

At June 30, 2010, the Company owed its officers and director $1,145,000 for unpaid salary and approximately $159,665 for loans made to the Company

At December 31, 2010, the Company owed its senior executives and its directors a total of $1,305,000 for unpaid accrued salary and $213,905 for short term loans made to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty-eight month leasing agreement to finance the acquisition of a new diesel generator. The remaining lease commitment is $38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

On February 12, 2010, the Company signed a thirty-seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $1,800 at the end of the lease term. The lease commitment is personally guaranteed by two of the Company’s officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,150.

Year ended June 30th	Principle	Taxes	Insurance	Interest	Total

2010	$4,204	$504	$648	$1,885	$7,241
2011	$5,605	$672	$864	$2,513	$9,654
2012	$5,605	$672	$864	$2,513	$9,654
2013	$5,605	$672	$864	$2,513	$9,654
2014	$1,401	$168	$216	$628	$2,413

Product Warranties
The Company provides a one-year warranty with the sale of new equipment limited to non-electrical components. During the warranty period, the Company will repair or replace, at the Company’s sole option, without charge to purchaser, any defective component part of the KDS Micronex™.  The Limited Warranty does not apply to any consumable parts, such as the chains, bars or belts.  Upon receipt of a valid claim, the Company will promptly repair or replace the defective product. The warranty is conditional upon proper use of the product by the purchaser as per Customer’s Purchase and Sale Agreement. The Purchaser must document regular maintenance as per Owner’s Manual. The warranty does not cover: (a) defects or damage resulting from accident, misuse, abuse, neglect, unusual physical, electrical or electromechanical stress, modification of the product or use of the product with unauthorized equipment or accessories. Electrical motors and electrical panel are specifically excluded from the warranty.

The Company has an offsetting guarantee from its manufacture to cover any costs caused by a manufacturers’ defect during the warranty period, and consequently does not anticipate any liability to be incurred under the warranty program.

Used equipment over one-year old is covered a 90-day limited warranty, but not the manufacturer’s guarantee.  During the year ending June 30, 2010, we sold one used machine and incurred a repair cost under its warranty of $4,866. During the six months ended December 31, 2010, there were no warranty claims.

Performance guarantees
In a special case, the Company sold one machine during the year and received a partial payment. The intent was to allow the customer, with our assistance, to adapt the equipment to their specific use and local conditions. The final payment is contingent upon achieving those certain performance conditions. To date, those conditions have not been met.  In the year ended June 30, 2010, the partial payment was included in revenue, and if and when the final payment of $100,000 is collected, it will be included in revenue.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

During the six months ended December 31, 2010 and 2009, the Company received $70,364 and $54,000 respectively in royalties from our joint ventures. Since the carrying value of the Joint Ventures is zero, we recorded the total amounts received in revenue.

NOTE 8 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

As of December 31, 2010 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

As of December 31, 2010, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

NOTE 9 – FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2010

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources.  These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of December 31, 2010 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Investment in joint ventures	nil	-	-	nil
	$ nil	$-	$-	$ nil

There were no changes in level 3 assets measured at fair value on a recurring basis for the year ended June 30, 2010 and the six-months ended December 31, 2010.

The equity securities acquired in 2009 are not actively traded on a stock exchange. Due to lack of reliable financial information, the value of the investment was fully impaired on December 31, 2010.

NOTE 10– SUBSEQUENT EVENTS

First American Scientific (Canada) Ltd., announced that its’ Chairman, Calvin L. Kantonen, CGA passed away Tuesday February 2, 2011.  Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer, and Chief Financial Officer of the company. From September 1999 to August 2002, Mr. Kantonen served as the President, Secretary, and Treasurer of the Board of Directors of VMH VideoMovieHouse.com Inc., a previous subsidiary of the Company. Mr. Kantonen spent five years as a commercial lender with one of Canada’s largest financial institutions.  Mr. Kantonen served as a member in good standing of the Certified General Accountants (CGA) of British Columbia since 1984.

Pending Litigation

On October 1, 2010, the Company received notice that they had been jointly named as a defendant along with our manufacture in a statement of claim for breach of warranty and compensatory damages.  The warranty claims are the responsibility of our manufacturer.

In July 2009 the Company sold a KDS machine to a Canadian customer who wished to process waste wood. When it was determined that the customer’s product was too wet for the machine to process efficiently, the customer demanded we make alterations and repairs to the machine, return of the full purchase price,  plus pay them cash in the amount of $350,000 as damages.  As additional damages they would keep and operate the machine.

As the Company views these claims as opportunistic and frivolous, we have not provided for any liability arising from this legal action.

The Company has evaluated subsequent events through February 21, 2010 the date the financial statements were available for issue.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the six month periods ended December 31, 2010.

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

SIA EHT Engineering – License for Latvia

In October 2009, we signed an exclusive marketing agreement with SIA EHT Engineering for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer is has developed a unique algae-based fertilizer which it sells in Northern Africa. The first demonstration machine was delivered in 2009 and is operational. A second machine was delivered in fiscal year ended June 30, 2010.

Other Contracts and Agreements

Agreement in Principle - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture.  A new agreement has been reached and is now being translated to Portuguese, which we expect to be signed in the next quarter.

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

During the six month period ended December 31, 2010, the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses

Net losses for the six month period ended December 31, 2010 increased to $511,082 from $196,695 for the comparable period ended December 31, 2009.  The increase in net losses over the three month comparative periods was due primarily to the decrease in revenue.  The Company expects net losses to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

Foreign Currency Translation

Assets and liabilities of the company’s foreign operations are translated into U.S. dollars at the period-end exchange rates, and revenue and expenses are translated at the average exchange rates during the period.  Exchange gains and losses arising on translation are included as a separate component of net income.  Any material fluctuations in foreign currency exchange rates could have an impact on our balance sheet as expressed in U.S. dollars.

Revenue

Total revenue for the six month period ended December 31, 2010 was $72,388 compared to $1,048,436 for the comparable period ended December 31, 2009.  Revenue in the current three month period included fees for testing services provided to potential customers but did not include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the six month period ended December 31, 2010 decreased to zero from $ 599,175 for the comparable period ended December 31, 2009.  The decrease in cost of sales over the three month comparative periods was due to the lack of KDS sales.  The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses are translated into U.S dollars at the average exchange rates during the six month period, ended December 31, 2010 decreased to $ 590,250 from $645,955 for the comparable period ended December 31, 2009, and decrease of less than 10%.  The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the six month periods ended December 31, 2010, and December 31, 2009 were $86,322 and $ 99,843 respectively.

Income Tax Expense

As of December 31, 2010, the Company had a net operating loss (NOL) carry forwards of approximately $15,000,000.  Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

On December 31, 2010, we had current assets of $183,523 and current liabilities of $2,083,466 compared to December 31, 2009 when we had $241,958 in current assets and $1,461,031 in current liabilities.  The current liabilities include amounts owed to its two senior Officers in the amount of $1,305,000.  The Company has 29,904 in long term debt under a 48 month capital lease agreement for the purchase of a new generator and a loader. Our working capital ratio on December 31, 2010 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Off Balance Sheet Arrangements

As of December 31, 2010, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

First American Scientific (Canada) Ltd., Announces Passing of Chairman

First American Scientific (Canada) Ltd., our wholly owned subsidiary corporation, announced that its Chairman, Calvin L. Kantonen, CGA passed away Tuesday February 2, 2011.  Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer, and Chief Financial Officer of the company. From September 1999 to August 2002, Mr. Kantonen served as the President, Secretary, and Treasurer of the Board of Directors of VMH VideoMovieHouse.com Inc., a previous subsidiary of the Company. Mr. Kantonen spent five years as a commercial lender with one of Canada’s largest financial institutions.  Mr. Kantonen served as a member in good standing of the Certified General Accountants (CGA) of British Columbia since 1984.

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

Changes in Internal Control over Financial Reporting

Due to the announcement of death of the company’s Chairman of the board of directors, Calvin L. Kantonen there has been changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.          EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1
3.2	Bylaws.	10-SB	10/26/95	3.2
3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3
3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4
3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5
10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1
10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1
10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11
10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1
10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15
10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1
10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1
10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1
10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1
10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1
10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1
10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1
10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3
10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4
10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1
10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2
10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3
10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4
10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5
14.1	Code of Ethics.	10-KSB	6/30/03	14.1
28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1
31.1	Certification of Principal Executive Officer and interim Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1
99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2
99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of February, 2011.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer, interim Principal Financial Officer, interim Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1
3.2	Bylaws.	10-SB	10/26/95	3.2
3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3
3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4
3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5
10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1
10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1
10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11
10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1
10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15
10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1
10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1
10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1
10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1
10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1
10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1
10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1
10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2
10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3
10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4
10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1
10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2
10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3
10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4
10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5
14.1	Code of Ethics.	10-KSB	6/30/03	14.1
28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1
31.1	Certification of Principal Executive Officer and interim Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer and interim Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X
99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1
99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2
99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3