Form 10-Q
period 2011-03-31
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2011-05-23
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
(Registant’s telephone number, including area code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 199,952,195 as of May 16, 2011.

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

FIRST AMERICAN SCIENTIFIC CORP.
Consolidated Balance Sheets
March 31, 2011
	March 31,	June 30,
	2011	2010
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$10,400	$3,274
Accounts receivable, net of allowance	6,109	30,432
Sales tax refunds	2,090	3,660
Prepaid expenses	1,084	993
Inventory	130,788	119,844
TOTAL CURRENT ASSETS	150,471	158,203

PROPERTY AND EQUIPMENT
Property and equipment	261,515	267,815
Less: accumulated depreciation	(198,203)	(181,497)
TOTAL PROPERTY AND EQUIPMENT	63,312	86,318

OTHER ASSETS
Technology rights and patents, net of amortization	206,189	315,076
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	206,189	315,076

TOTAL ASSETS	$419,973	$559,597

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$475,276	$445,037
Current portion of wages payable - related parties	1,380,000	1,145,000
Current portion of capital lease obligation	10,018	10,018
Loans payable to related parties	208,199	159,665
Deposits on Future Sales	113,702	-
TOTAL CURRENT LIABILITIES	2,187,194	1,759,720

LONG-TERM LIABILITIES
Capital lease obligations	13,697	19,886
TOTAL LONG-TERM LIABILITIES	13,697	19,886

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,200,892	1,779,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized;
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock Options	380,400	253,600
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(15,616,907)	(14,929,198)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(1,780,919)	(1,220,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$419,973	$559,597

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Revenues from equipment and machine sales	$5,703	$259,646	$7,024	$1,222,461
Royalties	-	-	70,364	54,000
Expenses recovered	(24)	7,758	679	39,379
Total Revenue	5,679	267,404	78,067	1,315,840

COST OF SALES	1,565	144,374	1,565	743,549

GROSS PROFIT	4,114	123,030	76,502	572,291

OPERATING EXPENSES

Amortization and depreciation	43,161	53,440	129,483	153,283
Commissions	-	-	-	4,734
Marketing	5,475	1,479	15,474	5,626
Professional services	16,132	12,127	64,714	83,662
Salaries and wages	86,578	106,945	417,251	438,107
Research and development	6,505	22,294	56,083	77,410
Rent	5,313	3,431	11,355	8,282
General and administration	8,295	36,138	34,020	100,994
Foreign Exchange Gains ( losses )	9,471	7,409	42,798	17,121
Total Operating Expenses	180,929	243,263	771,179	$889,219

LOSS FROM OPERATIONS	(176,815)	$(120,233)	$(694,675)	$(316,928)

OTHER INCOME (EXPENSE)
Gain on sale of asset	186	-	$6,967	-
Total Other Income (Expense)	186	$-	$6,967	$-

LOSS BEFORE INCOME TAXES	(176,629)	$(120,233)	$(687,710)	$(316,928)

INCOME TAXES	-	-	-	-

NET LOSS	(176,629)	$(120,233)	$(687,710)	$(316,928)

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (loss)	-	-	-	-

COMPREHENSIVE NET LOSS	$(176,629)	$(120,233)	$(687,710)	$(316,928)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$nil	$nil	$nil	$nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	$199,952,195	$199,952,195	$199,952,195	199,952,195

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31
	2011	2010
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(687,710)	$(316,928)

Depreciation and amortization	129,483	153,283
Stock and options issued for services and compensation	126,800	126,800
Gain on sale of asset	(6,967)	-
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	24,323	(69,396)
Decrease (increase) in sales tax refunds	1,570	(8,717)
Decrease (increase) in inventory	(10,943)	31,357
Decrease (increase) in prepaid expenses	(91)	3,420
Increase (decrease) in customer deposits held	113,702	(156,697)
Increase (decrease) in accounts payable & accrued expenses	30,229	158,803
Increase (decrease) in salaries payable to related parties	235,000	44,100
Net cash provided (used) by operating activities	$(44,595)	$(33,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	-	(49,017)
Proceeds from sale of fixed assets	9,376	-
Net cash provided (used) in investing activities	$9,376	$(49,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital lease obligation	-	34,357
Principal payment on capital leases	(6,189)	-
Loans from related parties	48,534	34,087
Net cash used by financing activities	$42,345	$68,444

NET INCREASE (DECREASE) IN CASH	7,126	(14,548)

Effect of foreign currency translation	-	(17,121)

CASH - Beginning of period	3,274	33,891

CASH - End of period	$10,400	$2,222

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

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

Operating results for the nine month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011

First American Scientific (Canada) Ltd.

The Company owns 100% of the outstanding shares of common stock of First American Scientific (Canada) Ltd, a BC company which was formed for the purpose of providing research, development, and other services to FASC and its Canadian customers and licensees. The Company changed its name from First American Power Corp to First American Scientific (Canada) Ltd. on May 26, 2005.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of March 31, 2011 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, - ( South Korea )

As of March 31, 2011 the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

Accounts Receivable

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At March 31, 2011 and 2010 accounts receivable were $6,109 and $30,432. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

A receivable is considered past due if payments have not been received by the Company for 90 days. Any amounts collected at a later date will be included in income.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials. The Company expenses all advertising expenditures as incurred.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences

Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At March 31, 2011, no amounts were accrued as the amounts were deemed to be immaterial.

Concentration of Risk

The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. Its U.S. dollars are maintained in a U.S. dollar bank account in Vancouver, British Columbia, Canada and in a U.S. bank in Washington State, USA.

All accounts receivables and sales are booked in U.S. dollars All manufacturing costs and operating costs are primarily incurred in Canadian dollars.

The Company uses the U.S. dollar as its primary currency and records all international contracts in U.S. dollars, except for sales to Canadian customers which are generally recorded in Canadian dollars.

The majority of our operational expenses, are incurred in Canadian dollars. Recent fluctuations of the U.S. dollar vs. the Canadian have given us foreign exchange losses on our Canadian dollar liabilities and a gain in the value our Canadian assets. The reverse would be true if the US dollar was to strengthen against the Canadian dollar as was the case in recent history. These changes are reported as exchange gains and losses and included in Net Income. Relative to our total financial position, these fluctuations are not considered material at this time.

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

Derivative Instruments

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At March 31, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

Fair Value of Financial Instruments - ( see Note 10 )

Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at March 31, 2011 and June 30, 2010. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $15,616,907 through March 31, 2011 and has limited cash resources. The Company recorded increased revenues during the year ended June 30, 2010.  In the nine months ended March 31, 2011, the Company has generated a net loss of $687,710. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of March 31, 2011, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

Inventory

The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress and is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

As of March 31, inventory included:	2011	2010

Work in progress	$130,788	$125,145
Finished goods	$-	$-

Total Inventory	$130,788	$-

Net loss per share

Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive. Losses per share for the quarter ending March 31, 2011 were less than $0.002.

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, include the Company's share of its equity method investees earnings or losses in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

Provision for Taxes

The Company follows the asset and liability method of accounting for income under this approach; deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. Depreciation expense for the nine month period ended March 31, 2011 and 2010 was $129,483 and $153,283 respectively, which include patent amortization.

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2011	December 31, 2010

Plant assets and equipment	$261,515	$267,815

Less accumulated depreciation	(198,203)	(181,497)
	$63,312	$86,318

NOTE 4 – COMMON STOCK

During the year ended June 30, 2010, no stock was issued.

During the nine month period March 31, 2011, no stock was issued.

NOTE 5 – STOCK OPTIONS

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation" (originally issued as SFAS 123R). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in the calculation of net loss.

As of September 30, 2009 the Company was obligated to grant a total of 8,000,000 options to its senior officers.

In determining the fair value of options vested, the Company applies the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%. An amount of $126,800 was recorded as an expense in the quarter ended March 31, 2011, and $380,400 is recorded as the total value of outstanding obligations to grant stock options.

As of March 31, 2011 and December 31, 2010, the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

NOTE 6 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.

At December 31, 2010, the Company owed its senior executives and its directors a total of $1,305,000 for unpaid accrued salary and $213,905 for short term loans made to the Company.

At March 31, 2011, the Company owed its senior executives and its directors a total of $1,365,000 for unpaid accrued salary and $208,199 for short term loans made to the Company.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The remaining lease commitment is $23,715 including taxes and interest. After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. The lease commitment is personally guaranteed by one of the Company’s Officers. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $38,624 including taxes and interest. After the final payment, the Company will have the option to purchase the equipment for $1,800 at the end of the lease term. The lease commitment is personally guaranteed by one of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,150.

	Principal	Taxes	Insurance	Interest	Total

2011	$5,605	$672	$864	$2,513	$9,654
2012	$5,605	$672	$864	$2,513	$9,654
2013	$5,605	$672	$864	$2,513	$9,654
2014	$1,401	$168	$216	$628	$2,413

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

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

Used equipment over one year old is covered with or by a 90 day limited warranty, but not the manufacturer’s guarantee. During the year ending June 30, 2010, we sold one used machine and incurred a repair cost under its warranty of $ 4,866.  During the period ended March 31, 2011, there were no warranty costs.

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

Deposits received on future sales

In May 2007, the Company received a deposit of $118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer. At this point in time all communications with the customer ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year 2008. In August 2010, the customer resurfaced and requested a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchase at current market prices. The customer is not prepared to complete the purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

In January 2011, Company received a deposit as a partial payment of $113,702 for the sale of one KDS machine from BPB Limited located in UK.

During the nine months ended March 31, 2011 and 2010, the Company received $70,364 and $54,000 respectively in royalties from our joint ventures. Since the carrying value of the Joint Ventures is zero, we recorded the total amounts received in revenue.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

Pending Litigation

On October 1, 2010, the Company received notice that they had been jointly named as a defendant along with our manufacture in a statement of claim for breach of warranty and compensatory damages. The warranty claims are the responsibility of our manufacturer.

In July 2009 the Company sold a KDS machine to a Canadian customer who wished to process waste wood. When it was determined that the customer’s product was too wet for the machine to process efficiently, the customer demanded we make alterations and repairs to the machine, return of the full purchase price, plus pay them cash in the amount of $ 350,000 as damages. As additional damages they would keep and operate the machine.

As the Company views these claims as opportunistic and frivolous, we have not provided for any liability arising from this legal action.

NOTE 8 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

As of March 31, 2011, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

As of March 31, 2011, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2011

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

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of March 31, 2011 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:

Investment in joint ventures	nil	-	-	nil
	$nil	$-	$-	$nil

Changes in level 3 assets measured at fair value on a recurring basis for the year ended June 30, 2010:

Amounts
Investment in joint venture securities:

Balance at June 30, 2008	$126,543
Acquisitions	150,000
50 % portion of Revenues eliminated	(27,205)

Impairments 2009	(249,338)
Balance at June 30, 2010 and March 31, 2011	$nil

The equity securities acquired in 2009 are not actively traded on a stock exchange. Due to lack of reliable financial information, the value of the investment was fully impaired as of March 31, 2011.

The Company has evaluated through subsequent events to March 31, 2011 to the date the financial statements were available for issue.  There are no subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the nine month periods ended March 31, 2011.

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

JP FASKorea Co Ltd, 50/50 joint venture – South Korea

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

Marketing

The Company has hired new marketing personnel to meet the expected growth in demand for KDS as we continue to expand our marketing network throughout the USA, Canada, Mexico, Asia, Europe, and South America.

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

During the nine month period ended March 31, 2011, the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses

Net losses for the nine month period ended March 31, 2011 increased to $687,710 from $316,928 for the comparable period ended March 31, 2010. The increase in net losses over the three month comparative periods was due primarily to the decrease in revenue. The Company expects net losses to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

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

Revenue

Total revenue for the nine month period ended March 31, 2011 was $78,067 compared to $1,315,840 for the comparable period ended March 31, 2010. Revenue in the nine month period included fees for testing services provided to potential customers but did not include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the nine month period ended March 31, 2011 was $1,565 from $ 743,549 for the comparable period ended March 31, 2010. The decrease in cost of sales over the nine month comparative periods was due to the lack of KDS sales. The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses translated into U.S dollars at the average exchange rates during the nine month period, ended March 31, 2011 decreased to $771,179 from $889,219 for the comparable period ended March 31, 2010, and decrease of more than 10%. The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the nine month periods ended March 31, 2011, and March 31, 2010 were $129,483 and $153,283 respectively.

Income Tax Expense

As of June 30, 2010, the Company had a net operating loss (NOL) carry forwards of approximately $15,000,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

On March 31, 2011, we had current assets of $150,471 and current liabilities of $2,187,194 compared to December 31, 2010 when we had $158,203 in current assets and $1,759,720 in current liabilities. The current liabilities include amounts owed to its two senior officers in the amount of $1,380,000. The Company has $29,904 in long term debt under a 2010 48-month capital lease agreement for the purchase of a new generator and a loader. Our working capital ratio on March 31, 2011 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress. The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Off Balance Sheet Arrangements

As of March 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Deposits received on future sales

In January 2011, Company received a deposit as partial payment of $113,702 for the sale of one KDS machine from BPB Limited located in UK.

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

Going Concern

As of June 30, 2011, the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern due to a history of operating losses, limited cash resources, negative working capital and dependency on the success of future financing requirements to maintain operations. Our ability to continue as a going concern is subject to realizing a profit and /or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing increased revenues from sales of the KDS system; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

We follow Accounting Standards Codification, ASC 718, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

As of March 31, 2011, the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under their options.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying financial statements for recent accounting pronouncements.

Critical Accounting Policies and Estimates

In the notes to the audited consolidated financial statements for the years ended June 30, 2010 and 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the USA.

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

Performance guarantees

In a special case, the Company sold one machine during the year and received a partial payment. The intent was to allow the customer, with our assistance, to adapt the equipment to their specific use and local conditions. The final payment is contingent upon achieving those certain performance conditions. To date, those conditions have not been met. In fiscal 2010, the partial payment was included in revenue, and if and when the final payment of $100,000 is collected, it will be included in revenue at that time. Payment is expected next quarter.

First American Scientific (Canada) Ltd., Announces Passing of Chairman

First American Scientific (Canada) Ltd., announced that its Chairman, Calvin L. Kantonen, CGA passed away Tuesday February 2, 2011. Since February 2000, Mr. Kantonen has been the chairman of the Board of Directors, Treasurer, and Chief Financial Officer of the company. From September 1999 to August 2002, Mr. Kantonen served as the President, Secretary, and Treasurer of the Board of Directors of VMH VideoMovieHouse.com Inc., a previous subsidiary of the Company. Mr. Kantonen spent five years as a commercial lender with one of Canada’s largest financial institutions. Mr. Kantonen served as a member in good standing of the Certified General Accountants (CGA) of British Columbia since 1984.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.               CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

Due to the announcement of death of the company’s Chairman of the board of directors, Calvin L. Kantonen there have been changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently evaluating the impact of Mr. Kantonen’s passing.

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

ITEM 6.               EXHIBITS.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 19th day of May, 2011.

FIRST AMERICAN SCIENTIFIC CORP.
(the "Registrant")

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer, interim Principal Financial Officer, interim Treasurer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3