Form 10-K
period 2011-06-30
FIRST AMERICAN SCIENTIFIC CORP \NV\
filed 2011-10-13
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JUNE 30, 2011

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

# 201 – 30758 South Fraser Way
Abbotsford, British Columbia
Canada   V2T 6L4
(Address of principal executive offices, including zip code)

(604) 850-8959
(Registrant’s telephone number, including area code)

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 12, 2011,   $4,598,900

At October 12, 2011, 199,952,195 shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.          BUSINESS.

General

FIRST AMERICAN SCIENTIFIC CORP. (the “Company” or “FASC”) was incorporated under the laws of Nevada on April 12, 1995. The Company owns the patented kinetic disintegration system called the KDS Micronex System and three additional process patents using the equipment. The System consists of an electrically powered disintegration/drying chamber and feeding system that utilizes kinetic energy and standing sound waves to pulverize various waste materials such as biomass (wood waste), pulp sludge, animal waste, food waste, rubber, glass, and other feed stocks into valuable, fine, dry, talcum-like powders that can be used as a combustible fuel or a high nutrient fertilizer. The goal of the Company is to identify and develop commercially viable “waste to resources” industrial applications for the KDS System, then market, manufacture, sell, lease and/or license it to end users in the forest and pulp and paper industries, in agriculture, in recycling, and others.

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

The KDS machine weighs approximately five tons and measures sixteen feet high, by ten feet long by eight feet wide. It is powered by a 150 or 250 hp main drive electric motor and uses 5 smaller ancillary motors to move product through the chamber and discharge. The feed material is typically one inch in diameter and carried by a pneumatic lift or conveyor and material grading system, passing through the KDS system at various rates, dependent upon product size, moisture content and hardness. The life span of the KDS machine is greater than ten (10) years and requires ongoing service and replacement of consumables. Routine maintenance is minimal and requires less than thirty minutes per day and twenty-four hour servicing twice a year.

There are currently three models and variations thereof available designed for various feedstocks and applications.

Patents Issued

Device and Method for Comminution – US Patent #6,024,307 and Canadian patent # 2,218,429

A patent was issued for the KDS as a device for comminution on November 24, 1998 under U.S. patent number  6,024,307.

Cryogenic Comminution of Rubber – US Patent # 6,655,167 B2

On April 20, 2001, the Company filed a patent application in the United States to protect its research into developing a process for cryogenically freezing non-tire scrap rubber and processing it into a micro-fine powder using the KDS equipment. The patent was issued on December 2, 2003.

Method of Recovery of Precious Metal and Heavy Minerals – US Patent # 6,682,005 B2

On May 4, 2001, the Company filed a patent application in the United States to protect its research into developing a process for disintegrating and separating precious metal from hard rock without the use of chemicals. The patent was issued on January 27, 2004.

Method for Recovery of Fuel and Clay from Biomass – US Patent # 7481385 B2

In November 2002, the Company filed a patent application in the United States to protect its research for processing wet biomass through the KDS equipment. Some of the subject matter in the application was approved as unique and the new patent was issued on January 27, 2009.

Recovery of Fuel and Clay from Biomass – Japanese Patent # 4487268

In January 2004, the Company filed a patent application in Japan to protect its research for the processing of wet biomass through the KDS equipment. Some of the subject matter in the application was approved as unique and the new patent was issued on April 9, 2010.

A Comminuting and Drying Method and its Process – Japanese Patent # 4546409

In March 2006, the Company filed a patent application in Japan to protect its technology for the process of comminution and drying of materials and its process.  The application was approved as unique and the new patent was issued on July 9, 2010.

Dispositivo y Metodo Para Pulverizar – Mexico Patent # 212680

A patent for a “machine and method for pulvering” based on the core US patent was issued by the Instituto Mexicano de la Propiedad Industrial on February 27, 2003.

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

Technology Licenses granted as of June 30, 2011

First American Scientific Corp ( Malaysia ) Bhd. Sdn. – 50/50 joint venture

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

The joint venture sold and delivered three KDS machines during the fiscal year 2011. Royalties received in fiscal year 2011 amounted to $70,363.00 on three sales.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumed prior obligations of JNK Heaters, the previous Korean License who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. pays royalties for each machine sold in Korea. No KDS machines have been sold for the fiscal year 2011 under this agreement.

JP Steelplantech Company – License for Japan

In September 2005, the Company signed an exclusive license agreement for manufacturing and marketing the KDS System in Japan with JP Steelplantech Company of Yokohama, Japan.  JP Steel Plantech Co. is a well-established engineering and equipment manufacturing company owned by four Japanese steel industry companies; Kawasaki Heavy Industries (KHI), Hitachi Zosen (HITZ), JFE Engineering (JFE) and Sumitomo Heavy Industries (SHI).As part of the agreement JP Steel paid an upfront licensing fee and purchased and installed a fully operational KDS at its facility in Yokohama to be used for sales demonstrations and research purposes. JP Steel must also pay a royalty to FASC for each machine manufactured and sold in Japan.  No KDS machines have been sold for the fiscal year 2011 under this agreement.

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

SIA EHT Engineering – License for Latvia

In October 2009, we signed an exclusive marketing agreement with SIA EHT Engineering for Latvia, Lithuania, and Estonia.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The customer is has developed a unique algae-based fertilizer which it sells in Northern Africa. The first demonstration machine was delivered in 2009 and is operational.  No other KDS machines have been sold this year in Latvia.

Sodif S.A. de C.V. – License for Mexico

In June 2007 we signed an exclusive marketing agreement with Sodif S.A. de C.V. in Mexico.  One condition of exclusivity was that they purchase a demonstration machine and adapt it to the local market conditions.  The machine has been delivered and is operational. The customer is now developing a unique food product which it plans to launch in the near future.  No other KDS machines have been sold so far under this agreement.
No KDS machines were sold this year in Mexico.

Other Contracts and Agreements

Agreement in Principle – Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture.  A new agreement has been reached and is now being translated into Portuguese which is still pending.

Marketing Agreements

    During the year, we signed non-exclusive marketing agreements with several groups to promote the KDS equipment to customers in the USA and Canada.

Employment Agreements with Senior Management

On July 1, 2008, the Company signed Employment Agreements with two of its senior officers providing an option for the issue of stock in lieu of payment for unpaid salaries and loans, grant of annual stock options, and provisions for compensation on termination due to change of control or otherwise, and to provide for collateral for unpaid debts. In case of early termination, these agreements provide for an acceleration of the total contracted amount due until the end of term of the contract, and an immediate vesting of all stock options to be granted.

Deposits received on future sales.

In May 2007, Company received a deposit of $118,764 for the sale of one KDS machine from a customer in Europe. The machine was fabricated and ready for shipment. The balance of the purchase price was never received as the customer was unable to obtain financing and the machine was not delivered to the customer.  At this point in time all communications with the customer have ceased. Since specialty components were used and we had no further contact with the customer, the deposit was deemed non-refundable and recorded as income in fiscal year 2008. In August 2010, the customer resurfaced and requested a refund. We advised them that the deposit was non-refundable, but agreed to apply the deposit as a credit against a future machine purchase at current market prices.  The customer is not prepared to complete the purchase at present, but if they do, we will apply their original deposit and record a settlement amount at that time.

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

First American Scientific Corp. (Malaysia) Bhd. Sdn, 50/50 joint venture

As of June 30, 2011, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd. Sdn. The joint venture acts as marketing and manufacturing representative under licenses for Malaysia, Thailand, Singapore, and Indonesia. On June 30, 2009, due to the lack of availability of audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co. Ltd. 50/50 joint venture – South Korea

As of June 30, 2011, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as marketing and manufacturing representative under licenses for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

Employees

First American Scientific (Canada) Ltd. currently has one full-time employee in Canada.  The company also retains outside consultants and sub-contractors when necessary.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.          DESCRIPTION OF PROPERTIES.

The Company owns no real property. It leases 2000 square feet of office space at 201 – 30758 South Fraser Way, Abbotsford, British Columbia, Canada V2T 6L4. The office is leased from ConWest Developments Ltd. pursuant to a 3 year lease agreement. The rent is Cdn $1,200 per month.

In addition, the Company’s demonstration facility is set up on the adjacent site operated by Mainland Machinery Ltd., our equipment fabricator.

Memorandum of Understanding – Hong Kong

As of June 30, 2011, The Company has reached an agreement with a Hong Kong engineering firm to run demonstration trials processing sludge from a waste water treatment site in Mainland China. Formal plans and documentation have been finalized and the machine has been shipped. The project, if successful, will result in the sale of one KDS machine, and could expand to include further multiple sales.

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

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Quarter ended		High	Low
2011
	June 30, 2011	$0.028	$0.028
	March 31, 2011	$0.015	$0.013
	December 31, 2010	$0.018	$0.015
	September 30, 2010	$0.024	$0.024

2010
	June 30, 2010	$0.035	$0.030
	March 31, 2010	$0.027	$0.031
	December 31, 2009	$0.016	$0.018
	September 30, 2009	$0.026	$0.027

On September 26, 2011, the closing price of the Company’s common stock, as reported by the OTC Bulletin Board was $0.03. As of June 30, 2011, there were a total of 199,952,185 shares of common stock issued and outstanding. Of these shares, all are free trading with the exception of approximately 12,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933. As of June 30, 2011, the Company had approximately 5,000 holders of record of its common stock.

Dividends

The Company has not declared any cash dividends, nor does it intend to do so. The Company is not subject to any legal restrictions related to the payment of dividends, except that dividends may not be paid to render the Company insolvent. Dividend policy will be based on the Company’s cash resources and needs and it is anticipated that all available cash will be needed for the Company’s operations in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The Company currently has one equity compensation plan.  Prior to 2000, the Company had three additional stock option plans. There are 47,805 options for shares authorized under those plans that have not been granted.

The Company has recorded the following information under its continuing Incentive Stock Option Plans:

The 2006 Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us.  The board of directors is vested with the power to determine the terms and conditions of the options.  The Plan includes 5,000,000 shares.  At June 30, 2011, options to purchase 4,952,195 shares have been granted and exercised, leaving 47,805 shares available for issuance under the 2006 Plan.

Pursuant to employment agreements with its only senior officer, the Company granted options to purchase a total of 28,000,000 shares each at an exercise price of $0.02. As of June 30, 2011, 12,000,000 options have vested under these agreements. Additionally under the terms of these agreements, the officers may, at their election, accept stock or stock options in settlement of any amounts due them. As of June 30, 2011, approximately, $1,600,000 is owed to the officers for back wages and advances and subject to settlement under these terms. As of June 30, 2011, the Company has insufficient authorized shares available to issue in settlement of the terms of these agreements.

			Number of securities
	Number of securities to	Weighted-average	remaining available for
	be issued upon exercise	exercise price of	Future issuance under
	of outstanding options,	outstanding options,	equity compensation plans
	warrants and rights	warrants and rights	(excluding securities
Plan category	(a)	(b)	in column (a)) (c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans
not approved by securities holders	None	$0.04	47,805

Other options granted pursuant
to Employment Agreements	20,000,000	$0.02	None

Total	20,000,000	$0.02	47,805

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

Liquidity and Capital Resources

On June 30, 2011, we had current assets of $277,181 and current liabilities of $2,453,552 compared to June 30, 2010 when we had $158,203 in current assets and $1,759,720 in current liabilities. The current liabilities include amounts owed to two senior Officers in the amount of $1,614,200.  The Company has $20,651 in debt under 37 and 48 month capital lease agreements for the purchase of a new generator and a loader.  Our working capital ratio on June 30, 2011 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress.  The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

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

Method of Accounting for our Interest in Joint Ventures

In the year ended June 30, 2008, the Company changed its method of accounting for its investment in the Malaysian joint venture to the equity method. Consequently, the carrying value of the asset was reduced by its share of the accumulated losses incurred to date.  Last year, due to the lack of availability of audited financial reports, we concluded that there was doubt regarding the ability of the joint venture to continue as a going concern, and consequently, we reduced the carrying value of our interest in the Malaysian joint venture to zero.

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

As of June 30, 2011 there were 199,952,195 shares of our common stock issued and outstanding; unchanged from the previous year. The Company’s authorized shares are 200,000,000.

Results of Operations – June 30, 2011

Total revenue for the year was $86,106 compared to $1,218,066 for last year. Revenue for both years includes royalties and the recovery of expenses. Net losses for the year were $1,121,250 compared to a net loss of $664,023 last year.

The company anticipates future revenue to come from equipment sales, as well as its share in future profits from joint ventures, and from royalties and license fees. Sales are recorded when the equipment is shipped as per our revenue recognition policy.

Project Updates

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

The joint venture sold and delivered three KDS machines during the fiscal year 2011.  Royalties received in fiscal year 2011 year amounted to $70,363 USD on three sales compared to $49,291 in fiscal year 2010 on two sales.

JP FASKorea Co Ltd, 50/50 – joint venture – South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumed prior obligations of JNK Heaters, the previous Korean License who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. pays royalties for each machine sold in Korea. No KDS machines have been sold for the fiscal year 2011 under this agreement.

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

Other contracts and agreements:

Agreement in Principle – Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture.  A new agreement has been reached and is now being translated into Portuguese which is still pending.

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

Pending Litigation

On October 1, 2010, the Company’s subsidiary, First American Scientific (Canada) Ltd, received notice that they have been jointly named as a defendant along with our manufacture in a statement of claim filed in the Supreme Court of Newfoundland and Labrador Action 2010 01 G 4632 for breach of warranty and compensatory damages.  The claim is for unspecified general, special, punitive and aggravated damages.  The Company denies any wrong doing, and considers the claims to be frivolous.  At this time, the Company is unable to determine if any loss is probable or estimate a range of a loss.

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

To the Board of Directors and
Stockholders of First American Scientific Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of First American Scientific Corp. as of June 30, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2011. First American Scientific Corp.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First American Scientific Corp. as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2, the Company has a history of operating losses, has limited cash resources, has negative working capital, the inability to issue additional authorized common stock and its viability is dependent upon its ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BEHLERMICK PS
BehlerMick PS
Spokane, Washington
October 13, 2011

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$7,866	$3,274
Accounts receivable, net of allowance	-	30,432
Sales tax refunds	16,651	3,660
Inventory	251,572	119,844
Prepaid expenses	1,092	993
TOTAL CURRENT ASSETS	277,181	158,203

PROPERTY AND EQUIPMENT
Property and equipment	261,515	267,815
Less: accumulated depreciation	(205,264)	(181,497)
TOTAL PROPERTY AND EQUIPMENT	56,252	86,318

OTHER ASSETS
Patents and manufacturing rights, net of amortization	169,894	315,076
Investments in joint ventures ( see Note 9 )	-	-
TOTAL OTHER ASSETS	169,894	315,076

TOTAL ASSETS	$503,327	$559,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$446,210	$445,037
Deposits on Future Sales	383,124	-
Salaries payable - related parties ( see Note 7 )	1,395,000	1,145,000
Current portion of Capital lease Obligation	10,018	10,018
Advances payable to related parties	219,200	159,665
TOTAL CURRENT LIABILITIES	2,453,552	1,759,720

LONG-TERM LIABILITIES
Capital lease obligations	10,633	19,886
TOTAL LONG-TERM LIABILITIES	10,633	19,886

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,464,185	1,779,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value, 200,000,000 shares authorized; 199,952,195 shares issued and outstanding	199,952	199,952
Stock Options	634,000	253,600
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(16,050,447)	(14,929,198)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,960,859)	(1,220,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$503,327	$559,597

(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years ended
	June 30
	2011		2010

REVENUES
Revenues from equipment and machine sales	$6,288		$1,144,518
Royalty & Licensing fees	79,115		58,500
Expenses recovered	703		15,048
Total Revenue	86,106		1,218,066

COST OF SALES	1,565		758,562

GROSS PROFIT	84,541		459,504

OPERATING EXPENSES

Advertising	6,849		5,901
Amortization and depreciation	172,644		187,942
Marketing	20,660		59,382
Professional services	93,072		91,785
Wages	45,287		114,738
Management Compensation	680,400		426,800
Commissions	14,051		4,734
Research and development	66,047		107,565
General and administration	42,459		73,677
Warranty claims	-		4,866
Bad debt expense	4,278		3,611
Rent	14,916		12,172
Total Operating Expenses	1,160,664		1,093,173

LOSS FROM OPERATIONS	(1,076,123)		(633,669)

OTHER INCOME (EXPENSE)

Gain on sale of asset	6,609		-
Foreign Exchange Gains ( Losses)	(51,736)		(30,354)
Total Other Income (Expense)	(45,127)		(30,354)

LOSS BEFORE INCOME TAXES	(1,121,250)		(664,023)

INCOME TAX PROVISION	-		-

NET INCOME (LOSS)	$(1,121,250)		$(664,023)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	199,952,195		199,927,537
(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
30/06//2011

			Additional			Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity (Deficit)

Balance, June 30, 2009	199,952,195	199,952	13,255,636	126,800	(14,265,175)	(682,786)

Options vested	-	-	-	126,800	-	126,800

Net loss for the period ended June 30, 2010	-	-	-	-	(664,023)	(664,023)

Balance, June 30, 2010	199,952,195	199,952	13,255,636	253,600	(14,929,198)	(1,220,009)

Options vested	-	-	-	380,400	-	380,400

Net loss for the period ended June 30, 2011	-	-	-	-	(1,121,250)	(1,121,250)

Balance, June 30, 2011	199,952,195	199,952	13,255,636	634,000	(16,050,447)	(1,960,859)

(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	June 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,121,250)	$(664,023)
Depreciation and amortization	172,644	187,942
Stock and options issued for compensation	380,400	126,800
Gain on sale of asset	(6,609)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	30,432	39,327
Decrease (increase) in sales tax refunds	(12,992)	4,455
Decrease (increase) in inventory	(131,727)	36,658
Decrease (increase) in prepaid expenses	(99)	3,464
Increase (decrease) in customer deposits held	383,124	(156,697)
Increase (decrease) in accounts payable & accrued expenses	1,174	235,233
Increase (decrease) in payables to related parties	250,000	195,612
Net cash provided (used) by operating activities	(54,903)	8,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(54,709)
Proceeds from sale of fixed assets	9,214
Net cash provided (used) in investing activities	9,214	(54,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(9,253)	(15,033)
Loans from related parties	59,535	-

Net cash used by financing activities	50,282	(15,033)

NET INCREASE (DECREASE) IN CASH	4,592	(60,971)

Foreign exchange (gains) losses	-	30,354

CASH - Beginning of period	3,274	33,891

CASH - End of period	$7,866	$3,274

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Purchase of equipment with capital lease	-	49,017

(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

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

JP FASKorea Co Ltd, - ( South Korea )

As of June 30, 2009, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea.  On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as a going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts.  At June 30, 2011 and 2010 accounts receivable were $0 and $30,432. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

A receivable is considered past due if payments have not been received by the Company for 90 days.  The Company recognized a bad debt expense of $4,278 and $3,611 for the years ended June 30, 2011 and 2010 respectively. Any amounts collected at a later date will be included in income.

Advertising Expenses
Advertising expenses consist primarily of costs incurred in the design, development, and printing of Company literature and marketing materials.  The Company expenses all advertising expenditures as incurred.  The Company's advertising expenses were $6,849 and $5,901 for the years ended June 30, 2011 and 2010 respectively.

Cash and Cash Equivalents
For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages.  At June 30, 2011, no amounts were accrued as the amounts were deemed to be immaterial.

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada.  Its U.S. dollars are maintained in a U.S. dollar bank account in Vancouver, British Columbia, Canada and in a U.S. bank in Washington State, U.S.A.

All accounts receivables and sales are booked in U.S. dollars, and all manufacturing costs and operating costs are primarily incurred in Canadian dollars.

The Company uses the U.S. dollar as its primary currency and records all international contracts in U.S. dollars, except for sales to Canadian customers which are generally recorded in Canadian dollars.

The majority of our operational expenses are incurred in Canadian dollars.  Recent fluctuations of the U.S. dollar vs. the Canadian has given us a foreign exchange losses on our Canadian dollar liabilities and a gain in the value our Canadian assets. The reverse would be true if the U.S. dollar was to strengthen against the Canadian dollar as was the case in recent history.  These changes are reported as exchange gains and losses and included in Net Income. Relative to our total financial position, these fluctuations are not considered material at this time.

The Company attempts to, whenever practical, meet our Canadian obligations with our Canadian dollars, and meet our U.S. obligations with our U.S. dollars which we hold in separate accounts. This minimizes our exposure to currency fluctuations as much as possible.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.  At June 30, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments  -  ( see Note 10 )
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at June 30, 2011 and 2010. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $16,050,447 through June 30, 2011 and has limited cash resources.  The Company recorded decreased revenues during the year ended June 30, 2011, and generated a net loss of $1,121,250. The Company has substantially issued all available common stock and until its articles of incorporation are amended does not have sufficient stock available to satisfy outstanding stock options.(see Note 5). As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

Management plans to increase sales through current channels and develop new sales opportunities.  Management has also established plans to increase the sales of the Company’s products by continued research and development and combining technology with its licensees in Canada and Japan, and through its joint ventures in Malaysia and Korea. If the Company is unable to increase revenue, then it will need to re-assess its future business viability. Management is developing a plan to increase its authorized shares, but until accomplished, the Company is subject to demands for stock, which may not be satisfied. This could result in certain adverse claims being presented.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of June 30, 2011, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory included finished goods and work in progress is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

As of June 30, inventory included:	2011	2010

Work in progress	$251,572	$119,844
Finished goods	-	-

Total Inventory	$251,572	$119,844

Net loss per share
Basic net loss per share is computed using the weighted average number of common shares outstanding.  Diluted net loss per share for FASC is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Losses per share for the year ending June 30, 2011 were $0.01 and less than a half of a cent as nil.

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

Provision for Taxes
The Company follows the asset and liability method of accounting for income under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

At June 30, 2011, the Company had net deferred tax assets of approximately $5,300,000 principally arising from net operating loss carry forwards at an expected average rate of 33%. As management of the Company cannot determine if it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established. The change in the deferred tax asset valuation allowance from June 30, 2010 to June 30, 2011 was 300,000.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

The significant components of the deferred tax asset at June 30, 2011 and June 30, 2010 were as follows:

	June 30, 2011	June 30, 2010
Net operating loss carry forward	$16,050,447	$14,929,198
Stock options issued under a non-qualified plan:
For the year ended June 30, 2010		$126,800
For the year ended June 30, 2011	$380,400

Deferred tax asset	$5,300,000	$5,000,000
Deferred tax asset valuation allowance	$(5,300,000)	$(5,000,000)
Net Deferred Tax assets	-	-

At June 30, 2011, the Company has net operating loss carry forwards of approximately $16,050,000.

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted would have a material impact on the accompanying Financial Statements.

Reclassifications
Certain prior year amounts in the accompanying financial statements have been reclassified to conform to the fiscal 2011 presentation. These reclassifications have resulted in no changes to the Company’s accumulated deficit or net losses presented.

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

Sales Tax Refunds-Goods and Services tax (GST)
The Canadian Government requires Canadian resident companies to collect sales taxes from customers when goods and services are sold in Canada.  These taxes collected can be offset by taxes paid (tax credits) for goods and services purchased in Canada.  Any sale outside of Canada is not taxed for this purpose.  At the end of each quarter, all taxes paid on goods and services purchased are netted against the taxes due on sales of goods and services sold.  Because the Company has more tax credits than taxes collected, as of June 30, 2011 the Company is due a refund of $16,651.

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
June 30, 2011

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets.  The useful lives of property, plant and equipment for purposes of computing depreciation is five years.

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2011	June 30, 2010

Plant assets and equipment	$261,515	$267,815

Total assets	261,515	267,815
Less accumulated depreciation	(205,264)	(181,497)
	$56,252	$86,318

Depreciation expense for the years ended June 30, 2011 and 2009 was $27,461 and $36,295 respectively.  The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired.

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

The following is a summary of technology licenses, patents and manufacturing rights and accumulated amortization:

	June 30, 2011	June 30, 2010

Technology rights & patents	$2,177,727	$2,177,727
Less accumulated amortization	(2,007,833)	(1,862,654)
	$169,894	$315,076

Amortization expense for the year ended June 30, 2011 and 2010 was $145,182 and $145,182 respectively.

The Company reassesses the underlying value of its intangible assets annually for impairment.

The Company has determined that the carrying value of its technology rights and patents is fairly stated, based upon the estimated present value of future cash flows.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

NOTE 5 – COMMON STOCK

During the years ended June 30, 2011, and 2010 no stock was issued.  The Company has issued 199,952,195 shares of its authorized common stock of 200,000,000. The Company has only 47,805 shares available for any future issuances. The available shares are insufficient to convert stock options currently outstanding at June 30, 2011.

NOTE 6 – STOCK OPTIONS

Stock Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation".  ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in the calculation of net loss.

In determining the fair value of options vested in the current fiscal year, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term with a 1 % annual interest rate and a volatility factor of 79%. As a result, an amount of $126,800 was recorded as an expense in the current year and the prior year.

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

On July 1, 2009, pursuant to the Employment Agreements with two senior officers, the Company was required to grant options to purchase 4,000,000 at an exercise price of $0.02. The options will be issued upon registration of a new Stock Option Plan.

On July 1, 2010, pursuant to the Employment Agreements with two senior officers, the Company was required to grant options to purchase 8,000,000 at an exercise price of $0.02.  The options will be issued upon registration of a new Stock Option Plan.

On June 30, 2011 the Board of Directors was committed, due to the death of the Cal Kantonen, one of its Officers, by way of the grant of stock options to sell 14,000,000 shares at $0.02 per share to Mr. Kantonen’s estate.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

The following is a summary of stock option activity:

	Number of Shares	Weighted Average Exercise Price

Options outstanding and exercisable at June 30, 2009	4,000,000	0.02

Vested during 2010	4,000,000	0.02

Options outstanding and exercisable at June 30, 2010	8,000,000	0.02

Vested during 2011	12,000,000	0.02

Options outstanding and exercisable at June 30, 2011	20,000,000	0.02

As discussed in Note 5, the Company does not have sufficient authorized common stock to satisfy the outstanding options if presented. All options are in the hands of officers of the Company or their Estates, and are currently not expected to be exercised.

NOTE 7 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.

At June 30, 2010, the Company owed its officers and directors $1,145,000 for unpaid salary and approximately $159,665 for loans made to the Company.

At June 30, 2011, the Company owed its officers and director $1,395,000 for unpaid salary and approximately $219,200 for loans made to the Company

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

During the fiscal year ending June 30, 2011 and 2010, the Company received $70,363 and $58,500 respectively in royalties from our joint ventures. Since the carrying value of the Joint Ventures is zero, we recorded the total amounts received in revenue.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On October 1, 2009, the Company signed a forty eight month leasing agreement to finance the acquisition of a new diesel generator. The total lease commitment is $38,624 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $10 at the end of the lease term. This lease commitment is personally guaranteed by the Company’s Officer. The acquisition of the generator has been recorded under Property and Equipment net of tax and interest in the amount of $27,709.

On February 12, 2010, the Company signed a thirty seven month leasing agreement to finance the acquisition of a bobcat / loader. The total lease commitment is $23,421 including taxes and interest.  After the final payment, the Company will have the option to purchase the equipment for $1,800 at the end of the lease term. This lease commitment is personally guaranteed by two of the Company’s Officers. The acquisition of the bobcat has been recorded under Property and Equipment net of tax and interest in the amount of $18,149.

The combine schedule of lease commitments is as follows:

Year ended June 30th	Principle	Taxes	Insurance	Interest	Total

2011	$10,273	$1,488	$864	$4,625	$17,250
2012	$10,273	$1,488	$864	$4,625	$17,250
2013	$8717	$1,216	$864	$3,921	$14,718
2014	$1,401	$168	$216	$628	$2,413

Lease Commitments
The Company signed a thirty-six month lease in July 2009 for its current premises payable at a rate of approximately $916 per month ($ 11,520 per year) and a total commitment during the lease term of $34,560.

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

Used equipment over one year old is covered by a 90 day limited warranty, but not the manufacturer’s guarantee.  During the year ending June 30, 2010, we sold one used machine and incurred a repair cost under its warranty of $4,866.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

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

Employment Agreements  - ( see Note 7 )

Default in payment of outstanding salaries and amounts due to senior officers
On June 30, 2011 the Board of Directors acknowledged default in the payment of outstanding salaries due in the amount of $1,614,200 to two of its senior officers and acknowledged the provision in their employment agreements providing for the issuance of stock and/or stock options, or the provision of collateral to satisfy or secure the debt. On June 30, 2011, the Officer agreed to defer action, giving the Company a reasonable opportunity to register a new Stock Option Plan, failing which, the provision to provide collateral can be invoked.

NOTE 9 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture
As of June 30, 2011 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the lack of availability of audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea
As of June 30, 2011, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the lack of availability of audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as a going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
June 30, 2011

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were available to be issued and management has determined that there have not been any events that have occurred that would require adjustments to the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the period from inception to June 30, 2011, included in this report have been audited by BehlerMick PS, 601 West Riverside Avenue, Suite 430, Spokane, Washington 99201, telephone (509) 838-5111, as set forth in their report. Their report is given upon their authority as experts in accounting and auditing.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by First American Scientific Corp.’s management, with the participation of the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

Management of First American Scientific Corp. is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are described below.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2011, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

The Company intends, as capital resources allow, to remedy its material weaknesses by:

*          Forming an audit committee made up of independent directors that will oversee management.

*	Engaging an individual to serve as principal accounting officer.

Despite the Company’s intention to remedy its material weaknesses in the manner described above, the actions required to accomplish these objectives will require the Company to engage additional personnel, which may not be possible in the near term due to our limited financial resources and operations.

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

Changes in Internal Control over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The officers and directors of the Company are:

Name	Age	Position
John Brian Nichols	74	President, Chief Executive Officer and a member of the Board of Directors

David Gibson	70	Secretary and a member of the Board of Directors

John Brian Nichols – President, Chief Executive Officer and a member of the Board of Directors.

Since April 2001, Mr. Nichols has been the President, Chief Executive Officer and a member of the Board of Directors and our Chief Financial Officer, Chief Accounting Officer and Treasurer since February 2, 2011, upon the death of Calvin Kantonen, our former Chief Financial Officer, Chief Accounting Officer and Treasurer.  For the past 32 years, Mr. Nichols has been a self-employed producer and marketer of a live entertainment show and circus which plays in over in 260 cities annually in Canada and the United States.

David L. Gibson – Secretary and member of the Board of Directors

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Nichols and Mr. Gibson have not been the subject of the following events:

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

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Section 16(a) of the Securities Exchange Act of 1934

Our officers, directors and owners of 10% or more of our outstanding shares of common stock have filed all reports required by section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.        EXECUTIVE COMPENSATION.

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

Executive Officer Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
						Incentive	Compensa-	Other
				Stock	Option	Plan	tion	Compen-
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Principal Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Brian Nichols	2011	180,000	0	0	63,400	0	0	0	243,400
President and CEO	2010	150,000	0	0	63,400	0	0	0	213,400
	2009	150,000	0	0	63,400	0	0	0	213,400

David Gibson	2011	0	0	0	0	0	0	0	0
Secretary	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

Cal Kantonen	2011	120,000	0	0	317,000	0	0	0	437,000
Former CFO	2010	150,000	0	0	63,400	0	0	0	213,400
(deceased 2/2/2011)	2009	150,000	0	0	63,400	0	0	0	213,400

The Company accounts stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” and estimates the fair value of equity-based payment awards on the date of grant the Black-Scholes option-pricing model.

Future Compensation of Our Officers

The Company plans to pay the following salaries in 2012, subject to the Company being able and generating sufficient funds to pay the same:

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

Option/SAR Grants in Fiscal 2011 – Individual Grants
	Number of	Percent of Total
	Securities Underlying	Options/SARs	Exercise
	Options/SARs Granted	Granted to Employees	or Base	Expiration
Name	(#)	in Fiscal Year	Price	Date
Brian Nichols [1]	2,000,000	50%	$0.02	September 30, 2021
Cal Kantonen [2]	10,000,000	50%	$0.02	September 30, 2021

[1]           Annual amounts vested under plan.
[2]           Annual amounts vested under plan and acceleration of unvested options upon death of officer.

Aggregated Option/SAR Exercises and Fiscal 2011 Year-End Option/SAR Value Table

The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 2010 by each of the named executive officers, and the fiscal 2011 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively.  The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised.  Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

Aggregated Option/SAR Exercises in Fiscal 2011 and Option/SAR Values at June 30, 2011
			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money
	Acquired on	Value	Options/SARs		Options/SARs
Name	Exercise (#)	Realized	at FY-End (#)		at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Brian Nichols	nil	nil	6,000,000	8,000,000	190,200	253,600
Cal Kantonen	nil	nil	14,000,000		443,800

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

The employment agreement with its senior officer provides for the grant of stock options to purchase 2,000,000 shares at $0.02 at the beginning of each employment year.

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

Family Relationships

There are no familial relationships among the executive officers and directors.

Director Independence

Messrs. Nichols and Gibson are not independent because they are our officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of June 30, 2011, the total number of shares owned beneficially by each of our directors and officers individually and as a group, and each person who is known by us to beneficially own more than 5% of our total outstanding shares.  Percentage of beneficial ownership is based on 199,952,185 shares of common stock outstanding as of June 30, 2008.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.  Unless provided otherwise, the address of each person listed on the table is c/o First American Scientific Corp., # 201 – 30758 South Fraser Way, Abbotsford, British Columbia, Canada V2T 6L4.

	Number of		Percent of
Name of owner	Shares	Position	Class
Brian Nichols	4,981,700	President, Principal Executive Officer and a Director	2.5%

David Gibson	450,000	Secretary and a Director	0.2%

All officers and directors
as a group (3)	14,011,700		2.7%

Estate of Cal Kantonen	8,580,000	Former Chairman of Board of Directors,	4.3%
		Principal Financial Officer and Treasurer

Future Sales of Shares

A total of 199,952,185 shares of common stock were issued and outstanding as of June 30, 2011. Of the 199,952,185 shares outstanding, all are free trading with the exception of approximately 14,000,000 shares which may only be resold in compliance with Rule 144 of the Securities Act of 1933.  Under Rule 144, the restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Obligation to Issue Additional Shares and Pay Back Wages

We are obligated, pursuant to contracts and options, to issue up to 28,000,000 shares of our common stock.  Currently, we have only 47,805 shares of common stock available for issuance.  Our authorized capital is comprised of 200,000,000 shares of common stock, 199,952,195 shares of which are issued and outstanding.  Because we are contractually obligated to issue additional shares of common stock and cannot do so, we can be sued for breach of contract.  If we are sued, we have no defense to the actions which could result, in our opinion, in one or more judgments against us plus possible punitive damages, interest, court costs and attorney’s fees.  Currently Brian Nichols, our current president, is entitled to 6,000,000 shares of common stock and Calvin Kantonen, deceased, our former president is entitled to 14,000,000 shares of common stock.

In addition we are indebted to Brian Nichols, our current president in the amount of $712,500 for past due wages and $70,299 for advances to the Company and to Calvin Kantonen, deceased, our former president in the amount of $682,500 for past due wages, $34,509 for expense reimbursement and $106,571 for loans to the Company.    These amounts are in addition to our obligation to issue the shares of common stock described above.

With respect to the issuance of the additional shares of common stock, in order to do so we must amend our articles of incorporation and increase our authorized capital.  To do so, a majority of our shares of common stock outstanding would have to vote in favor of the amendment.  Currently, we have approximately 1,650 shareholders.  Our largest shareholder is Mr. Kantonen’s estate which owns 8,580,000 shares of common stock or approximately 4.5% of our total outstanding shares of common stock.  Accordingly, holders of approximately 100,000,000 shares of common stock would have to approve of the amendment to increase our authorized capital.  There is no assurance that we will be able to obtain the required number of shares to approve of the amendment to increase the authorized capital.  Our inability to increase our authorized capital will have an adverse affect upon our operations.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

At June 30, 2011, the Company owed Brian Nichols, one of its officers, and the Estate of Cal Kantonen, a former officer, a total of $1,614,200 for loans and unpaid salaries.

Schedule of options granted to Officers
Name and		Option Awards	Exercise Price
Principal Position	Date of grant	# of shares	(US$)	Expiry Date
Brian Nichols	July 1, 2008	14,000,000	$0.02	July 1, 2018 - 2025
President and CEO	July 1, 2008	14,000,000	$0.02	July 1, 2018 - 2021

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

2011	$42,500	BehlerMick PS.
2010	$39,500	BehlerMick PS.

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$0	BehlerMick PS.
2010	$0	BehlerMick PS.

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$0	BehlerMick PS.
2010	$0	BehlerMick PS.

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$0	BehlerMick PS.
2010	$0	BehlerMick PS.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of October, 2011.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

J. BRIAN NICHOLS	President, Principal Executive Officer and	October 13, 2011
J. Brian Nichols	a member of the Board of Directors

DAVID GIBSON	Secretary and a member of the Board of	October 13, 2011
David Gibson	Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3