Form 10-K/A
period 2011-06-30
FIRST AMERICAN SCIENTIFIC CORP.
filed 2011-11-14
CIK 1002822

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the "Form 10-K"), is to amend the inactive data exhibits.  Further, there are insignificant rounding changes to the financial statements.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

/s/ BEHLERMICK PS
BehlerMick PS
Spokane, Washington
October 13, 2011

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	June 30,	June 30,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$7,866	$3,274
Accounts receivable, net of allowance	-	30,432
Sales tax refunds	16,651	3,660
Inventory	251,572	119,844
Prepaid expenses	1,092	993
TOTAL CURRENT ASSETS	277,181	158,203

PROPERTY AND EQUIPMENT
Property and equipment	261,515	267,815
Less: accumulated depreciation	(205,263)	(181,497)
TOTAL PROPERTY AND EQUIPMENT	56,252	86,318

OTHER ASSETS
Patents and manufacturing rights, net of amortization	169,894	315,076
Investments in joint ventures ( see Note 9 )	-	-
TOTAL OTHER ASSETS	169,894	315,076

TOTAL ASSETS	$503,327	$559,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$446,210	$445,037
Deposits on Future Sales	383,125	-
Salaries payable - related parties ( see Note 7 )	1,395,000	1,145,000
Current portion of Capital lease Obligation	10,018	10,018
Advances payable to related parties	219,200	159,665
TOTAL CURRENT LIABILITIES	2,453,553	1,759,720

LONG-TERM LIABILITIES
Capital lease obligations	10,633	19,886
TOTAL LONG-TERM LIABILITIES	10,633	19,886

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,464,186	1,779,606

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value, 200,000,000 shares authorized; 199,952,195 shares issued and outstanding	199,952	199,952
Stock Options	634,000	253,600
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(16,050,447)	(14,929,197)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,960,859)	(1,220,009)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$503,327	$559,597

(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years ended
	June 30
	2011	2010

REVENUES
Revenues from equipment and machine sales	$6,288	$1,144,518
Royalty & Licensing fees	79,115	58,500
Expenses recovered	703	15,048
Total Revenue	86,106	1,218,066

COST OF SALES	1,565	758,562

GROSS PROFIT	84,541	459,504

OPERATING EXPENSES

Advertising	6,849	5,901
Amortization and depreciation	172,644	187,942
Marketing	20,660	59,382
Professional services	93,072	91,785
Wages	45,287	114,738
Management Compensation	300,000	300,000
Management share based compensation	380,400	126,800
Commissions	14,051	4,734
Research and development	66,047	107,565
General and administration	42,459	73,677
Warranty claims	-	4,866
Bad debt expense	4,278	3,611
Rent	14,917	12,172
Total Operating Expenses	1,160,664	1,093,173

LOSS FROM OPERATIONS	(1,076,123)	(633,669)

OTHER INCOME (EXPENSE)

Gain on sale of asset	6,609	-
Foreign Exchange Gains ( Losses)	(51,736)	(30,354)
Total Other Income (Expense)	(45,127)	(30,354)

LOSS BEFORE INCOME TAXES	(1,121,250)	(664,023)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$(1,121,250)	$(664,023)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	$nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	199,952,195	199,927,537
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

(The accompanying notes are an integral part of these Financial Statements)

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	June 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,121,250)	$(664,023)
Depreciation and amortization	172,644	187,942
Stock and options issued for compensation	380,400	126,800
Gain on sale of asset	(6,609)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	30,432	39,327
Decrease (increase) in sales tax refunds	(12,992)	4,455
Decrease (increase) in inventory	(131,727)	36,658
Decrease (increase) in prepaid expenses	(99)	3,464
Increase (decrease) in customer deposits held	383,125	(156,697)
Increase (decrease) in accounts payable & accrued expenses	1,174	235,233
Increase (decrease) in payables to related parties	250,000	195,612
Net cash provided (used) by operating activities	(54,902)	8,771

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(54,709)
Proceeds from sale of fixed assets	9,212
Net cash provided (used) in investing activities	9,212	(54,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(9,253)	(15,033)
Loans from related parties	59,535	-

Net cash used by financing activities	50,282	(15,033)

NET INCREASE (DECREASE) IN CASH	4,592	(60,971)

Foreign exchange (gains) losses	-	30,354

CASH - Beginning of period	3,274	33,891

CASH - End of period	$7,866	$3,274

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS:
Purchase of equipment with capital lease	-	49,017

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

The following is a summary of property, equipment, and accumulated depreciation:

	June 30, 2011	June 30, 2010

Plant assets and equipment	$261,515	$267,815

Total assets	261,515	267,815
Less accumulated depreciation	(205,263)	(181,497)
	$56,252	$86,318

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

The following is a summary of the Company's open stock option plans:

Equity compensation plans not approved by security holders	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

2006 Stock Option Plan	none	$0.00	47,805

Future Plans	28,000,000	$0.02	28,047,805
Total	28,000,000		28,047,805

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	10/13/11	31.1

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	10/13/11	32.1

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2011.

FIRST AMERICAN SCIENTIFIC CORP.

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities.

Signatures	Title	Date

J. BRIAN NICHOLS	President, Principal Executive Officer and	November 14, 2011
J. Brian Nichols	a member of the Board of Directors

DAVID GIBSON	Secretary and a member of the Board of	November 14, 2011
David Gibson	Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.	10-K	10/13/11	31.1

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	10/13/11	32.1

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X