Form 10-Q
period 2011-09-30
FIRST AMERICAN SCIENTIFIC CORP.
filed 2011-11-21
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 199,952,195 as of November 17, 2011.

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

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2011	2011
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$112,752	$7,866
Sales tax refunds	44,552	16,651
Prepaid expenses	3,692	1,092
Inventory	394,592	251,572
TOTAL CURRENT ASSETS	555,587	277,181

PROPERTY AND EQUIPMENT
Property and equipment	262,527	261,515
Less: accumulated depreciation	(212,548)	(205,264)
TOTAL PROPERTY AND EQUIPMENT	49,979	56,252

OTHER ASSETS
Technology rights and Patents, net of amortization	133,598	169,894
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	133,598	169,894

TOTAL ASSETS	$739,165	$503,327

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$599,866	$446,210
Current portion of wages payable - related parties	1,420,000	1,395,000
Current portion of capital lease obligation	10,018	10,018
Loans payable to related parties	211,876	219,200
Deposits on future sales	381,228	383,124
TOTAL CURRENT LIABILITIES	2,622,987	2,453,552

LONG-TERM LIABILITIES
Capital lease obligations	7,569	10,633
TOTAL LONG-TERM LIABILITIES	7,569	10,633

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,630,556	2,464,185

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized;
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock options	697,400	634,000
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(16,044,380)	(16,050,447)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(1,891,392)	(1,960,859)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$739,165	$503,327

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended
		September 30,
		2011	2010
		(unaudited)	(unaudited)
REVENUES
Revenues from equipment and machine sales		$472,240	$801
Total Revenue		472,240	801

COST OF SALES		160,696	-

GROSS PROFIT		311,544	801

OPERATING EXPENSES
Advertising		28,000	-
Amortization and depreciation		43,212	43,161
Commissions		41,632	-
Marketing		740	9,090
Professional services		17,441	24,832
Salaries and wages		121,137	229,931
Research and development		24,764	17,754
Rent		3,082	3,087
General and administration		23,140	14,919
Foreign Exchange Gains ( losses )		2,328	14,404
Total Operating Expenses		$305,477	$357,178

LOSS FROM OPERATIONS		$6,067	$(356,377)

OTHER INCOME (EXPENSE)
Gain on sale of asset		-	$6,609
Total Other Income (Expense)		$0	$6,609

LOSS BEFORE INCOME TAXES		$6,067	$(349,768)

INCOME TAXES		-	-

NET LOSS		$6,067	$(349,768)

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (loss)		-	-

COMPREHENSIVE NET INCOME (LOSS)		$6,067	$(349,768)

NET INCOME (LOSS )PER COMMON SHARE,
BASIC AND DILUTED	$	nil	nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
SHARES OUTSTANDING, BASIC AND DILUTED		199,952,195	199,952,195

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
30/09/2011

			Additional			Other	Total
	Common Stock		Paid-in	Stock	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Income (Loss)	Equity

Balance, June 30, 2009	199,952,195	199,952	13,255,636	126,800	(14,265,175)	-	(682,786)

Options vested				126,800			126,800

Net Income for the period ended June 30, 2010					(664,023)		(664,023)

Balance, June 30, 2010	199,952,195	199,952	13,255,636	253,600	(14,929,198)	-	(1,220,009)

Options vested				380,400			380,400

Net Income for the period ended June 30, 2011					(1,121,250)		(1,121,250)

Balance, June 30, 2011	199,952,195	199,952	13,255,636	634,000	(16,050,447)	-	(1,960,859)
Options vested				63,400			63,400
Net Income for the period ended Sept 30, 2011					6,067		6,067

Balance, September 30, 2011	199,952,195	199,952	13,255,636	697,400	(16,044,380)	0	(1,891,392)

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$6,067	$(349,768)
Depreciation and amortization	43,212	43,161
Increase in Accumulated Depreciation on purchase	368
Gain on sale of asset	-	(6,609)
Stock and options issued for compensation	63,400	126,800
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	-	14,449
Decrease (increase) in sales tax refunds	(27,901)	(352)
Decrease (increase) in inventory	(143,020)	(3,585)
Decrease (increase) in prepaid expenses	(2,599)	(30)
Increase (decrease) in customer deposits held	(1,896)	-
Increase (decrease) in accounts payable & accrued expenses	153,655	33,786
Increase (decrease) in Bank overdraft	-	917
Increase (decrease) in payables to related parties	25,000	90,000
Net cash provided (used) by operating activities	116,286	(51,231)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,012)	-
Proceeds from sale of fixed assets	-	7,241
Net cash provided (used) in investing activities	(1,012)	7,241

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(3,064)	(5,302)
Loans from related parties	-	31,613
Payment on related party loans	(7,324)	-
Net cash used by financing activities	(10,388)	26,311

NET INCREASE (DECREASE) IN CASH	104,886	(17,679)

Foreign exchange (gains) losses	-	14,404

CASH - Beginning of period	7,866	3,274

CASH - End of period	$112,752	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

The foregoing unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012

First American Scientific (Canada) Ltd.

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

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of September 30, 2011 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

JP FASKorea Co Ltd, - ( South Korea )

As of September 30, 2011 the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At September 30, 2011 and June 30, 2011 accounts receivable were $0 and $4,012. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

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

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At September 30, 2011, no amounts were accrued as the amounts were deemed to be immaterial.

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
September 30, 2011

The Company uses the U.S. dollar as its primary currency and records all international contracts in U.S. dollars, except for sales to Canadian customers which are generally recorded in Canadian dollars.

The majority of our operational expenses, are incurred in Canadian dollars. Recent fluctuations of the U.S. dollar vs. the Canadian has given us foreign exchange losses on our Canadian dollar liabilities and a gain in the value our Canadian assets. The reverse would be true if the US dollar was to strengthen against the Canadian dollar as was the case in recent history. These changes are reported as exchange gains and losses and included in Net Income. Relative to our total financial position, these fluctuations are not considered material at this time.

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

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At September 30, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments - ( see Note 10 )
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at September 30, 2011 and June 30, 2011. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $ 16,044,380 through September 30, 2011 and has limited cash resources. The Company recorded decreased revenues during the year ended June 30, 2011. Although in the three months ended September 30, 2011, the Company has generated a net profit of $6,067. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of September 30, 2011, no impairments were deemed necessary.

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress and is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

	September 30, 2011	June 30, 2011

Work in progress	$394,592	$251,572
Finished goods	$-	$-

Total Inventory	$394,592	$251,572

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

Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, include the Company’s share of its equity method investees earnings or losses in other income in the accompanying Consolidated Statements of Operations. The Company eliminates its pro rata share of gross profit on sales to its equity method investees for inventory on hand at the investee at the end of the year. Investments in which the Company is not able to exercise significant influence over the investee are accounted for under the cost method.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. Depreciation expense for the three month periods ended September 30, 2011 and 2010 was $43,212 and $43,161 respectively, which include patent amortization.

The following is a summary of property, equipment, and accumulated depreciation:

	September 30, 2011	June 30, 2011

Plant assets and equipment	$262,527	$261,515

Less accumulated depreciation	(212,548)	(205,264)
	$49,974	$56,252

NOTE 4 – COMMON STOCK

During the three month period September 30, 2011, no stock was issued.

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

In determining the fair value of options vested, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%. An amount of $63,400 was recorded as an expense in the quarter ended September 30, 2011.

As of September 30, 2011 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

NOTE 6 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.

At September 30, 2011, the Company owed its officers and directors $1,420,000 for unpaid salary and approximately $211,876 for loans made to the Company.

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

As of September 30th	Principal	Taxes	Insurance	Interest	Total

2011	$10,273	$1,488	$864	$4,625	$17,250
2012	$10,273	$1,488	$864	$4,625	$17,250
2013	$8,717	$1,216	$864	$3,921	$14,718
2014	$1,401	$168	$216	$628	$2,413

Lease Commitments
The Company signed a thirty-six month lease in July 2009 for its current premises payable at a rate of approximately $916 per month ($ 11,520 per year) and a total commitment during the lease term of $34,560.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

NOTE 8 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture

As of September 30, 2011, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea

As of September 30, 2011, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
September 30, 2011

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

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of September 30, and June 30, 2011 at fair value on a recurring basis:

	Total	Level 1	Level 2	Level 3
Assets:
Investment in joint ventures	-	-	-	-
	$-	$-	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the consolidated financial statements were available to be issued and management has determined that there have not been any events that have occurred that would require adjustments to the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the three month period ended September 30, 2011.

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

Project Updates

First American Scientific Corp (Malaysia) Bhd. Sdn, 50/50 joint venture

As of September 30, 2011 no KDS machines have been sold under this agreement.

JP FASKorea Co Ltd, 50/50 joint venture – South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumes prior obligations of JNK Heaters, the previous Korean License who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. Pays royalties for each machine sold in Korea. As of September 30, 2011, no KDS machines have been sold, under this agreement.

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

Other Contracts and Agreements

Agreement in Principle - Brazil

On November 11, 2008, the Company signed an agreement to form a joint venture to be named First American Scientific Brazil Ltda. for the manufacture, marketing, and operation of KDS equipment in Brazil. During subsequent negotiations, it was decided to grant a license to the Brazilian group rather than form a joint venture. A new agreement has been reached and is now being translated to Portuguese, which is still pending.

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

Marketing

The Company has hired new marketing staff or consultants to meet the expected growth in demand for KDS as we continue to expand our marketing network throughout the USA, Canada, Mexico, Asia, Europe, and South America.

Results of Operations

The Company’s business is prone to significant risks and uncertainties which can have an immediate impact on its efforts to realize positive net cash flow and deter future prospects of expanding operations. The uncertainties associated with technological obsolescence, patent infringement, and government regulations are all risks associated with “waste to resources” industrial applications. The Company can provide no assurance that current operations will produce sufficient cash flows to maintain its business. Should the Company be unable to generate sufficient cash flow in the near term it may have to sell assets or seek debt or equity financing to continue operations.

During the three month period ended September 30, 2011, the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses /profit

Net profit for the three month period ended September 30, 2011 was $6,067 compared to a net loss of $349,768 for the comparable period ended September 30, 2010. The increase in net profit over the three month comparative periods was due primarily to the increase in revenue. The Company expects net profits to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

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

Revenue

Total revenue for the three month period ended September 30, 2011 was $472,240 compared to $801 for the comparable period ended September 30, 2010. Revenue in the three month period included fees for testing services provided to potential customers  and include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the three month period ended September 30, 2011 was $160,696 from $ 0 for the comparable period ended September 30, 2010. The increase in cost of sales over the three month comparative periods was due to the KDS sales. The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses translated into U.S dollars at the average exchange rates during the three month period, ended September 30, 2011 decreased to $305,477 from $357,178 for the comparable period ended September 30, 2010, and decrease of more than 10%. The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the nine month periods ended September 30, 2011, and 2010 were $43,212 and $43,161 respectively.

Income Tax Expense

As of September 30, 2011, the Company had a net operating loss (NOL) carry forwards of approximately $15,000,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

On September 30, 2011, we had current assets of $555,587 and current liabilities of $2,622,987 compared to June 30, 2011 when we had $277,181 in current assets and $2,453,552 in current liabilities. The current liabilities include amounts owed to its two senior officers in the amount of $1,420,000. The Company has $29,904 in long term debt under a 2010 48-month capital lease agreement for the purchase of a new generator and a loader. Our working capital ratio on September 30, 2011 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress. The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

As of September 30, 2011, the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern due to a history of operating losses, limited cash resources, negative working capital and dependency on the success of future financing requirements to maintain operations. Our ability to continue as a going concern is subject to realizing a profit and /or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing increased revenues from sales of the KDS system; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

As of September 30, 2011, the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under their options.

Recent Accounting Pronouncements

Please see Note 2 to the accompanying financial statements for recent accounting pronouncements.

Critical Accounting Policies and Estimates

In the notes to the audited consolidated financial statements for the years ended June 30, 2011 and 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and financial position. The Company’s management believes that their accounting principles conform to accounting principles generally accepted in the USA.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s  internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that occurred during the period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 18th day of November, 2011.

FIRST AMERICAN SCIENTIFIC CORP.
(the “Registrant”)

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