Form 10-Q
period 2011-12-31
FIRST AMERICAN SCIENTIFIC CORP.
filed 2012-02-07
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]     NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 199,952,195 as of February 6, 2012.

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

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS

	December 30,	June 30,
	2011	2011
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$27,487	$7,866
Accounts receivable, net of allowance	2,190	-
Sales tax refunds	20,700	16,651
Prepaid expenses	5,064	1,092
Inventory	409,868	251,572
TOTAL CURRENT ASSETS	465,308	277,181

PROPERTY AND EQUIPMENT
Property and equipment	272,357	261,515
Less: accumulated depreciation	(219,987)	(205,264)
TOTAL PROPERTY AND EQUIPMENT	52,370	56,252

OTHER ASSETS
Technology rights and Patents, net of amortization	97,303	169,894
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	97,303	169,894

TOTAL ASSETS	$614,981	$503,327

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$647,359	$446,210
Current portion of wages payable - related parties	1,435,000	1,395,000
Current portion of capital lease obligation	3,889	10,018
Loans payable to related parties	216,430	219,200
Deposits on future sales	298,978	383,124
TOTAL CURRENT LIABILITIES	2,601,655	2,453,552

LONG-TERM LIABILITIES
Capital lease obligations	10,633	10,633
TOTAL LONG-TERM LIABILITIES	10,633	10,633

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,612,289	2,464,185

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized;
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock options	697,400	634,000
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(16,150,296)	(16,050,447)
TOTAL STOCKHOLDERS’ EQUITY(DEFICIT)	(1,997,308)	(1,960,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$614,981	$503,327

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

		Three months ended				Six months ended
		December 31,				December 31,
		2011		2010		2011		2010
		(unaudited)		(unaudited)		(unaudited)		(unaudited)
REVENUES
Revenues from equipment and machine sales		$173,254		$71,587		$645,494		$72,388
Total Revenue		173,254		71,587		645,494		72,388

COST OF SALES		74,098		-		234,794		-

GROSS PROFIT		99,156		71,587		410,699		72,388

OPERATING EXPENSES

Advertising		5,068		-		33,068		-
Amortization and depreciation		43,644		43,161		86,856		86,322
Marketing		4,904		909		5,644		9,999
Professional services		40,604		23,751		58,045		48,583
Salaries and wages		57,205		100,742		178,342		330,673
Research and development		46,077		31,824		70,841		49,578
Rent		2,920		2,956		6,002		6,043
General and administration		2,620		10,806		67,392		25,724
Foreign Exchange Gains ( losses )		9,913		18,922		12,241		33,327
Total Operating Expenses		$212,954		$233,070		$518,430		$590,250

LOSS FROM OPERATIONS		$(113,798)		$(161,483)		$(107,731)		$(517,860)

OTHER INCOME (EXPENSE)
Gain on sale of asset		-		172		-		6,780
Gain on settlement on debt		7,881		-		7,881		-
Total Other Income (Expense)		$7,881		$172		$7,881		$6,780

LOSS BEFORE INCOME TAXES		$(105,917)		$(161,312)		$(99,850)		$(511,081)

INCOME TAXES		-		-		-		-

NET LOSS		$(105,917)		$(161,312)		$(99,850)		$(511,081)

OTHER COMPREHENSIVE INCOME (LOSS)
Comprehensive Income (loss)		-		-		-		-

COMPREHENSIVE NET INCOME (LOSS)		$(105,917)		$(161,312)		$(99,850)		$(511,081)

NET INCOME (LOSS )PER COMMON SHARE,
BASIC AND DILUTED	$	nil	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		199,952,195		199,952,195		199,952,195		199,952,195

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	December 31

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(99,850)	$(511,082)
Depreciation and amortization	86,856	86,322
Gain on sale of asset	-	(6,780)
Stock and options issued for compensation	63,400	126,800
Adjustments to reconcile net loss to net cash used by operations:
Decrease (increase) in accounts receivable	(2,190)	24,099
Decrease (increase) in sales tax refunds	(4,048)	(5,312)
Decrease (increase) in inventory	(158,296)	(7,944)
Decrease (increase) in prepaid expenses	(3,971)	(66)
Increase (decrease) in customer deposits held	(84,146)	-
Increase (decrease) in accounts payable & accrued expenses	201,148	109,506
Increase (decrease) in payables to related parties	40,000	160,000
Net cash provided (used) by operating activities	38,903	(24,457)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(10,842)	-
Proceeds from sale of fixed assets	-	7,241
Net cash provided (used) in investing activities	(10,842)	7,241

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(6,128)	(2,681)
Loans from related parties	-	55,994
Payment on related party loans	(2,312)	-
Net cash used by financing activities	(8,440)	53,313

NET INCREASE (DECREASE) IN CASH	19,621	36,097

Foreign exchange (gains) losses	-	-

CASH - Beginning of period	7,866	3,274

CASH - End of period	$27,487	$39,371

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest expense	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012

First American Scientific (Canada) Ltd.

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

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of December 31, 2011 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

JP FASKorea Co Ltd, - ( South Korea )

As of December 31, 2011 the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At December 31, 2011 and June 30, 2011 accounts receivable were $2,190 and $0. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

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

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At December 31, 2011, no amounts were accrued as the amounts were deemed to be immaterial.

Concentration of Risk
The Company maintains its Canadian cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. Its U.S. dollars are maintained in a U.S. dollar bank account in Vancouver, British Columbia, Canada and in a U.S. bank in Washington State, USA.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At December 31, 2011, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at December 31, 2011 and June 30, 2011. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of $16,150,296 through December 31, 2011 and has limited cash resources. The Company recorded increased revenues during the year ended June 30, 2011, but generated a net loss of $105,917. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of December 31, 2011, no impairments were deemed necessary.

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress and is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

	Dec 31, 2011	June 30, 2011

Work in progress	$409,868	$251,572
Finished goods	$-	$-

Total Inventory	$409,868	$251,572

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
December 31, 2011

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. Depreciation expense for the six month periods ended December 31, 2011 and 2010 was $86,856 and $86,322 respectively, which include patent amortization.

The following is a summary of property, equipment, and accumulated depreciation:

	December 31, 2011	June 30, 2011

Plant assets and equipment	$272,357	$261,515

Less accumulated depreciation	(219,987)	(205,264)
	$52,370	$56,252

NOTE 4 – COMMON STOCK

During the three month period December 31, 2011, no stock was issued.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

In determining the fair value of options vested, the Company applied the Black-Scholes model using a market value of $0.037, a strike price of $0.02, a ten year term and a 1 % annual interest rate and a volatility factor of 79%. An amount of $63,400 was recorded as an expense in the quarter ended September 30, 2011.

As of December 31, 2011 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

NOTE 6 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.

At December 31, 2011, the Company owed its officers and directors $1,435,000 for unpaid salary and approximately $216,430 for loans made to the Company.

At June 30, 2011, the Company owed its officers and director $1,395,000 for unpaid salary and approximately $219,200 for loans made to the Company.

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

As of December 31st	Principal	Taxes	Insurance	Interest	Total

2011	$10,273	$1,488	$864	$4,625	$17,250
2012	$10,273	$1,488	$864	$4,625	$17,250
2013	$8,717	$1,216	$864	$3,921	$14,718
2014	$1,401	$168	$216	$628	$2,413

Lease Commitments

The Company signed a thirty-six month lease in July 2009 for its current premises payable at a rate of approximately $916 per month ($ 11,520 per year) and a total commitment during the lease term of $34,560.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

Product Warranties
The Company provides a one-year warranty with the sale of new equipment limited to non-electrical components. During the warranty period, the Company will repair or replace, at the Company’s sole option, without charge to purchaser, any defective component part of the KDS Micronex™. The Limited Warranty does not apply to any consumable parts, such as the chains, bars or belts. Upon receipt of a valid claim, the Company will promptly repair or replace the defective product. The warranty is conditional upon proper use of the product by the purchaser as per Customer’s Purchase and Sale Agreement. The Purchaser must document regular maintenance as per Owner’s Manual. The warranty does not cover defects or damage resulting from accident, misuse, abuse, neglect, unusual physical, electrical or electromechanical stress, modification of the product or use of the product with unauthorized equipment or accessories. Electrical motors and electrical panel are specifically excluded from the warranty.

The Company has an offsetting guarantee from its manufacturer to cover any costs caused by a manufacturers’ defect during the warranty period, and consequently does not anticipate any liability to be incurred under the warranty program.

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

Pending Litigation
On October 1, 2010, the Company received notice that they had been jointly named as a defendant along with our manufacturer in a statement of claim for breach of warranty and compensatory damages. The warranty claims are the responsibility of our manufacturer.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
December 31, 2011

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

As the Company views these claims as opportunistic and frivolous, we have not provided for any liability arising from these legal actions.

NOTE 8 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture
As of December 31, 2011, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea
As of December 31, 2011, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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
December 31, 2011

Level 3 – Pricing inputs include significant inputs that are generally unobservable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored to the Company’s needs.

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of December 31, 2011 at fair value on a recurring basis:

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the six month period ended December 31, 2011.

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

As of December 31, 2011 no KDS machines have been sold under this agreement.

JP FASKorea Co Ltd, 50/50 joint venture – South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumes prior obligations of JNK Heaters, the previous Korean License who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. Pays royalties for each machine sold in Korea. As of December 31, 2011, no KDS machines have been sold, under this agreement.

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

During the three month period ended December 31, 2011, the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses /profit

Net Loss for the six-month period ended December 31, 2011 was $99,850 compared to a net loss of $511,081for the comparable period ended December 31, 2010. The decrease in net losses over the six month comparative periods was due primarily to salaries, Research & Development and General & Administrative. The

Company expects net profits to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

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

Revenue

Total revenue for the six-month period ended December 31, 2011 was $645,494 compared to $72,388 for the comparable period ended December 31, 2010 due to increase in sales. Revenue in the six month period included fees for testing services provided to potential customers and include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the six-month period ended December 31, 2011 was $234,794 from zero for the comparable period ended December 31, 2010. The increase in cost of sales over the six-month comparative periods was due to the KDS sales. The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses translated into U.S dollars at the average exchange rates during the six-month period, ended December 31, 2011 decreased to $518,430 from $590,250 for the comparable period ended December 31, 2010, and is a decrease of less than 10%. The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the six-month periods ended December 31, 2011, and 2010 were $86,856 and $86,322 respectively.

Income Tax Expense

As of December 31, 2011, the Company had a net operating loss (NOL) carry forwards of approximately $15,000,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

On December 31, 2011, we had current assets of $465,308 and current liabilities of $2,601,655 compared to June, 2010 when we had $277,181 in current assets and $2,453,552 in current liabilities. The current liabilities include amounts owed to its two senior officers in the amount of $1,435,000. The Company has $29,904 in long term debt under a 2010 48-month capital lease agreement for the purchase of a new generator and a loader. Our working capital ratio on December 31, 2011 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress. The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

As of December 31, 2011, the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern due to a history of operating losses, limited cash resources, negative working capital and dependency on the success of future financing requirements to maintain operations. Our ability to continue as a going concern is subject to realizing a profit and /or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing increased revenues from sales of the KDS system; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

As of December 31, 2011, the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under their options.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s  internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act)  that occurred during the period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

As capital resources continue to be limited, the following material weaknesses remain uncorrected:

(a)	an audit committee of independent directors has not been formed to assist the company in the financial reporting and closing process or provide oversight of management.
(b)
the lack of personnel has not allowed the company to establish with appropriate rigor the accounting policies, procedures, and documentation of significant judgments and estimates made by management in the preparation of the financial statements, including accounting policies related to accounting for revenue recognition, deposits, and sales of fixed assets.

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

ITEM 6.              EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

10.21	Employment Agreement with Kelly Niavis.	8-K	2/01/11	10.1

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 6th day of February, 2012.

FIRST AMERICAN SCIENTIFIC CORP.
(the “Registrant”)

BY:	J. BRIAN NICHOLS
J. Brian Nichols
President, Principal Executive Officer and a member of the Board of Directors

BY:	KELLY NIAVIS
Kelly Niavis
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	10-SB	10/26/95	3.1

3.2	Bylaws.	10-SB	10/26/95	3.2

3.3	Articles of Incorporation.	10-KSB	4/29/98	3.3

3.4	Amended Articles of Incorporation.	10-KSB	3/16/99	3.4

3.5	Amended Articles of Incorporation.	S-8	6/27/00	3.5

10.1	1996 Nonqualified Stock Option Plan.	S-8	6/26/96	10.1

10.2	1998 Nonqualified Stock Option Plan.	S-8	9/08/98	10.1

10.3	1999 Nonqualified Stock Option Plan.	S-8	9/13/99	10.11

10.4	2001 Nonqualified Stock Option Plan.	S-8	6/27/00	10.1

10.5	2001A Nonqualified Stock Option Plan.	S-8	5/01/01	10.15

10.6	2003 Nonqualified Stock Option Plan.	S-8	1/17/03	10.1

10.7	2004 Nonqualified Stock Option Plan.	S-8	12/11/03	10.1

10.8	2004A Nonqualified Stock Option Plan.	S-8	7/22/04	10.1

10.9	2005 Nonqualified Stock Option Plan.	S-8	2/14/05	10.1

10.10	Termination Agreement with Zeo-Tech Enviro Corp., C2C Zeolite Corp., Thelon Ventures Ltd. and United Zeolite Products Ltd.	10-QSB	1/30/06	10.1

10.11	2006 Nonqualified Stock Option Plan.	S-8	10/30/06	10.1

10.12	Technology License Agreement – Malaysia.	10-KSB	9/28/06	10.1

10.13	Technology License Agreement – Japan.	10-KSB	9/28/06	10.2

10.14	Technology License Agreement – Korea.	10-KSB	9/28/06	10.3

10.15	Technology License Agreement - Alternative Green Energy Systems, Inc.	10-KSB	9/28/06	10.4

10.16	Joint Venture & Shareholders’ Agreement with Ulimec Sdn. Bhd. and Itfx Sdn. Bhd.	10-K	10/01/09	10.1

10.17	Joint Venture & Shareholders’ Agreement with Hae Sung Chang and Park Jae Kwon.	10-K	10/01/09	10.2

10.18	Employment Agreement with J. Brian Nichols.	10-K	10/01/09	10.3

10.19	Employment Agreement with Calvin L. Kantonen.	10-K	10/01/09	10.4

10.20	Technology License Agreement - Korea. (Supersedes Exhibit 10.3 filed with Form 10-KSB on September 28, 2006).	10-K	10/01/09	10.5

10.21	Employment Agreement with Kelly Niavis.	8-K	2/01/11	10.1

14.1	Code of Ethics.	10-KSB	6/30/03	14.1

28.1	Consultant and Employee Stock Compensation Plan.	10-SB		28.1

31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Representative Agreement with Environmental Management Systems Institute Inc.	10-KSB	6/30/03	99.1

99.2	Audit Committee Charter.	10-KSB	6/30/03	99.2

99.3	Disclosure Committee Charter.	10-KSB	6/30/03	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X