Form 10-Q
period 2012-03-31
FIRST AMERICAN SCIENTIFIC CORP.
filed 2012-05-21
CIK 1002822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-27094

FIRST AMERICAN SCIENTIFIC CORP.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#201 – 30758 South Fraser Way
Abbotsford, Columbia
Canada V2T 6L4
(Address of principal executive offices, including zip code.)

(604) 850-8959
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 199,952,195 as of May 14, 2012.

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

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED BALANCE SHEETS
	March 31,	June 30,
	2012	2011
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$-	$7,866
Accounts receivable, net of allowance	1,376	-
Sales tax refunds	2,484	16,651
Prepaid expenses	4,547	1,092
Inventory	402,654	251,572
TOTAL CURRENT ASSETS	411,061	277,181

PROPERTY AND EQUIPMENT
Property and equipment	272,357	261,515
Less: accumulated depreciation	(223,757)	(205,264)
TOTAL PROPERTY AND EQUIPMENT	48,600	56,252

OTHER ASSETS
Technology rights and Patents, net of amortization	61,007	169,894
Investments in joint ventures	-	-
TOTAL OTHER ASSETS	61,007	169,894

TOTAL ASSETS	$520,668	$503,327

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$652,126	$446,210
Current portion of wages payable - related parties	1,480,000	1,395,000
Current portion of Capital Lease obligation	10,018	10,018
Loans payable to related parties	225,308	219,200
Deposits on Future Sales	298,978	383,124
TOTAL CURRENT LIABILITIES	2,666,430	2,453,552

LONG-TERM LIABILITIES
Capital lease Obligations	1,441	10,633
TOTAL LONG-TERM LIABILITIES	1,441	10,633

COMMITMENTS AND CONTINGENCIES	-	-

TOTAL LIABILITIES	2,667,870	2,464,185

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - $.001 par value,
200,000,000 shares authorized; 199,952,195 and
199,952,195 shares issued and outstanding, respectively	199,952	199,952
Stock Options	697,400	634,000
Additional paid-in capital	13,255,636	13,255,636
Accumulated deficit	(16,300,190)	(16,050,447)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	(2,147,202)	(1,960,859)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)	$520,668	$503,327

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Revenues from equipment and machine sales	$74	$5,703	$640,592	$7,024
Royalties	-	-	4,500	70,364
Expenses recovered	0	(24)	476	679
Total Revenue	74	5,679	645,568	78,067

COST OF SALES	5,140	1,565	239,934	1,565

GROSS PROFIT	(5,066)	4,114	405,633	76,502

OPERATING EXPENSES

Advertising	529	-	33,596	-
Amortization and depreciation	39,483	43,161	126,339	129,483
Marketing	925	5,475	6,569	15,474
Professional services	18,526	16,132	76,570	64,714
Salaries and wages	72,877	86,578	251,219	417,251
Research and development	6,964	6,505	77,804	56,083
Rent	4,808	5,313	10,809	11,355
General and administration	11,583	8,295	78,975	34,020
Foreign Exchange Gains ( losses )	(10,229)	9,471	2,012	42,798
Total Operating Expenses	145,465	180,929	663,895	771,178

LOSS FROM OPERATIONS	(150,531)	(176,815)	(258,260)	(694,676)

OTHER INCOME (EXPENSE)
Gain on settlement of debt	637	-	8,518	-
Gain on sale of asset	0	186	0	6,967
Total Other Income (Expense)	637	186	0	6,967

LOSS BEFORE INCOME TAXES	(149,894)	(176,629)	(249,744)	(687,710)

INCOME TAXES	-	-	-	-

NET LOSS	(149,894)	(176,629)	(249,744)	(687,710)

OTHER COMPREHENSIVE INCOME (LOSS)

COMPREHENSIVE NET LOSS	$(149,894)	$(176,629)	(249,744)	(687,710)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$nil	$nil	$nil	$nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	199,952,195	199,952,195	199,952,195	199,952,195

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	March 31
	2012	2011
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(249,744)	$(687,710)

Depreciation and amortization	126,339	129,483
Stock and options issued for services and compensation	63,400	126,800
Gain on sale of asset	-	(6,967)
Adjustments to reconcile net loss to net cash
used by operations:
Decrease (increase) in accounts receivable	(1,376)	24,323
Decrease (increase) in sales tax refunds	14,167	1,570
Decrease (increase) in inventory	(151,082)	(10,943)
Decrease (increase) in prepaid expenses	(3,455)	(91)
Increase (decrease) in customer deposits held	(84,146)	113,702
Increase (decrease) in accounts payable & accrued expenses	205,915	30,239
Increase (decrease) in salaries payable to related parties	85,000	235,000
Net cash provided (used) by operating activities	$5,018	$(44,595)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal (purchase) of equipment	(10,842)	-
Proceeds from sale of fixed assets	-	9,376
Net cash provided (used) in investing activities	$(10,842)	$9,376

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on capital leases	(9,192)	(6,189)
Loans from related parties	7,151	48,534
Net cash used by financing activities	$(2,041)	$42,345

NET INCREASE (DECREASE) IN CASH	(7,866)	7,126

CASH - Beginning of period	7,866	3,274

CASH - End of period	$0	$10,400

See accompanying notes to the consolidated financial statements.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

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

Operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012

First American Scientific (Canada) Ltd.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

First American Scientific Corp ( Malaysia ) Bhd. Sdn,

As of March 31, 2012 the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial reports from Malaysia, it was concluded that there is some doubt regarding the ability of the joint venture to continue as a going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, - ( South Korea )

As of March 31, 2012 the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is some doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

Accounts Receivable
The Company carries its accounts receivable at cost less an allowance for doubtful accounts. At March 31, 2012 and June 30, 2011 accounts receivable were $1,376 and $0. Management determined that no allowance for doubtful accounts was required at either date based upon their assessment of individual account balances.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

Cash and Cash Equivalents

For purposes of its statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Compensated Absences
Employees of the Company are entitled, by Canadian law, for paid time off equal to four percent of their wages. At March 31, 2012, no amounts were accrued as the amounts were deemed to be immaterial.

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

Derivative Instruments
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. At March 31, 2012, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

Fair Value of Financial Instruments
Our financial statements include the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. We believe the carrying amounts of these assets and liabilities in the financial statements approximate the fair values of these financial instruments at March 31, 2012 and June 30, 2011. Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

As shown in the accompanying financial statements, the Company has incurred an accumulated deficit of
 $ 16,300.190 through March 31, 2012 and has limited cash resources. The Company recorded increased revenues during the year ended June 30, 2011, but generated a net loss of $105,917. As a result, there is substantial doubt about the Company’s ability to continue as a going concern as working capital remains negative.

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

Impairment of Long-Lived Assets
The Company reviews its long-lived assets quarterly to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by its assets to their respective carrying amounts. As of March 31, 2012, no impairments were deemed necessary.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

Inventory
The Company utilizes a third party contract manufacturer for the production of the KDS machine. The Company has negotiated fixed production costs. Inventory includes finished goods and work in progress and is based on an estimated percentage of completion for each machine. The value of the inventory is stated at cost and based upon the specific identification of each unit.

	March 31, 2011	June 30, 2011

Work in progress	$402,654	$251,572
Finished goods	$-	$-

Total Inventory	$402,654	$251,572

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation is five years. Depreciation expense for the nine month periods ended March 31, 2012 and 2011 was $126,339 and $129,483 respectively, which include patent amortization.

The following is a summary of property, equipment, and accumulated depreciation:

	March 31, 2012	June 30, 2011

Plant assets and equipment	$272,357	$261,515

Less accumulated depreciation	(223,757)	(205,264)
	$48,600	$56,252

NOTE 4 – COMMON STOCK

During the three month period March 31, 2012, no stock was issued.

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

As of March 31, 2012 the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under the above options.

--

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

NOTE 6 – RELATED PARTIES

Periodically, loans and accrued wages payable to related parties are paid, at the Company’s discretion, by the issuance of common stock.

At March 31, 2012, the Company owed its officers and directors $1,480,000 for unpaid salary and approximately $225,308 for loans made to the Company.

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

As of March 31th	Principal	Taxes	Insurance	Interest	Total

2011	$10,273	$1,488	$864	$4,625	$17,250
2012	$10,273	$1,488	$864	$4,625	$17,250
2013	$8,717	$1,216	$864	$3,921	$14,718
2014	$1,401	$168	$216	$628	$2,413

Lease Commitments

The Company signed a thirty-six month lease in July 2009 for its current premises payable at a rate of approximately $916 per month ($ 11,520 per year) and a total commitment during the lease term of $34,560.

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

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

NOTE 8 – INVESTMENT IN JOINT VENTURES

First American Scientific Corp ( Malaysia ) Bhd. Sdn, 50/50 joint venture
As of March 31, 2012, the Company had a 50% non-controlling joint venture ownership interest in First American Scientific Malaysia Bhd Sdn. The joint venture acts as a marketing and manufacturing representative under license for Malaysia, Thailand, Singapore and Indonesia. On June 30, 2009, due to the inability to have audited financial report from Malaysia, it was concluded that there is doubt regarding the ability of the joint venture to continue a as going concern and we have fully impaired the carrying value of our interest in the Malaysian joint venture.

JP FASKorea Co Ltd, 50/50 - joint venture – South Korea
As of March 31, 2012, the Company had a 50% non-controlling joint venture ownership interest in JP FASKorea Co. Ltd. The joint venture acts as a marketing and manufacturing representative under license for South Korea. On June 30, 2009, due to the inability to have audited financial reports, it was concluded that there is doubt regarding the ability of the joint venture to operate as going concern and we have fully impaired the carrying value of our interest in the Korean joint venture.

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

FIRST AMERICAN SCIENTIFIC CORP.
Notes to Consolidated Financial Statements
March 31, 2012
___________________________________________________________________________________________________________________________________________________________

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

The following table discloses the fair value the Company’s assets and liabilities measured and reported on the Consolidated Balance Sheet as of March 31, 2012 at fair value on a recurring basis:

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is June 30. All information presented herein is based on the nine month period ended March 31, 2012.

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

As of March 31, 2012 no KDS machines have been sold under this agreement.

JP FASKorea Co Ltd, 50/50 joint venture – South Korea

In October 2008, the Company signed a new exclusive license agreement for the manufacturing and marketing of the KDS System in South Korea with JP FASKorea Co. Ltd. As part of the agreement, JP FASKorea Co. Ltd assumes prior obligations of JNK Heaters, the previous Korean License who purchased and installed a fully operational KDS at its facility in Seoul. JP FASKorea Co Ltd. Pays royalties for each machine sold in Korea. As of March 31, 2012, no KDS machines have been sold, under this agreement.

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

During the nine month period ended March 31, 2012, the Company was focused on overseeing pilot operations, the expansion of marketing activities and research and development activities.

Net Losses /profit

Net Loss for the nine-month period ended March 31, 2012 was $249,744 compared to a net loss of $687, 710 for the comparable period ended March 31, 2011. The decrease in net losses over the nine month comparative periods was due primarily to salaries, Research & Development and General & Administrative. The Company expects net profits to transition to net income in the near term with increases in revenue going forward from anticipated sales of KDS systems.

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

Revenue

Total revenue for the nine-month period ended March 31, 2012 was $645,568 compared to $78,067 for the comparable period ended March 31, 2011 due to increase in sales. Revenue in the nine month period included fees for testing services provided to potential customers and include the sale of any KDS equipment or the receipt of royalties from operational KDS units. The Company anticipates revenue to increase in the near term based on projects in process that are expected to lead to the sale of several KDS systems over the next twelve month months.

Cost of Sales

Cost of sales for the nine-month period ended March 31, 2012 was $239,934 from $1,565 for the comparable period ended March 31, 2011. The increase in cost of sales over the nine-month comparative periods was due to the KDS sales. The Company expects the cost of sales to increase over the next twelve months with the sale of additional KDS systems.

Operating Expenses

Operating expenses translated into U.S dollars at the average exchange rates during the nine-month period, ended March 31, 2012 decreased to $663,895 from $771,178 for the comparable period ended March 31, 2011, and is a decrease of less than 10%. The Company expects operating expenses to remain relatively consistent over the near term.

Depreciation and amortization expenses for the nine-month periods ended March 31, 2012, and 2011 were $126,339 and $129,483 respectively.

Income Tax Expense

As of March 31, 2012, the Company had a net operating loss (NOL) carry forwards of approximately $16,000,000. Should substantial changes in our ownership occur there would be an annual limitation placed on the amount of NOL carry forward that could be utilized at any given time. The ultimate realization of these carry forwards will be due, in part, to the tax law in effect at the time and future events, which cannot be determined.

Impact of Inflation

The Company believes that inflation has had no effect on operations over the past three years in connection its operations.

Liquidity and Capital Resources

On March 31, 2012, we had current assets of $411,061 and current liabilities of $2,666,430 compared to June, 2011 when we had $277,181 in current assets and $2,453,552 in current liabilities. The current liabilities include amounts owed to its two senior officers in the amount of $1,480,000. The Company has $29,904 in long term debt under a 2010 48-month capital lease agreement for the purchase of a new generator and a loader. Our working capital ratio on March 31, 2012 remains negative, and the decline in working capital over time has been straining the Company’s ability to progress. The Company has no secured outside sources of liquidity and has been relying upon the short term loans and salary deferments from senior management to maintain operations.

Off Balance Sheet Arrangements

As of March 31, 2012, the Company had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

As of March 31, 2012, the Company’s auditors have expressed substantial doubt as to the Company’s ability to continue as a going concern due to a history of operating losses, limited cash resources, negative working capital and dependency on the success of future financing requirements to maintain operations. Our ability to continue as a going concern is subject to realizing a profit and /or obtaining funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing increased revenues from sales of the KDS system; and (iii) obtaining loans and grants from financial or government institutions. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward- Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

· our anticipated financial performance;
· uncertainties related to the research and development of our technologies;
· our ability to generate revenues through sales to fund operations;
· our ability to raise additional capital to fund cash requirements for future operations;
· the volatility of the stock market; and
· general economic conditions.

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

As of March 31, 2012, the Company did not have sufficient authorized capital to meet the obligation to issue the shares granted under their options.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in the company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On January 31, 2012, First American Scientific Corp. today announced that its Board of Directors has appointed Mrs. Kelly Niavis to the position of Chief Financial Officer and Chief Accounting Officer, effective January 26, 2012. Ms. Niavis replaces Cal Kantonen who died last year.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 21st day of May, 2012.

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